Form 10-K
period 2022-09-25
LEE ENTERPRISES, Inc
filed 2023-02-27
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 25, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6227
LEE ENTERPRISES, INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State of incorporation)	(I.R.S. Employer Identification No.)
4600 E 53rd Street, Davenport, Iowa 52807
(Address of principal executive offices)
(563) 383-2100
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Exchange On Which Registered
Common Stock - $0.01 par value	LEE	The Nasdaq Global Select Market
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registrant's public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2022, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $150,009,735 based on the closing sale price as reported on the New York Stock Exchange. As of February 22, 2023, 6,039,856 shares of Common Stock $0.01 par value were outstanding on Nasdaq Global Select Market.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2022", "2021", "2020" and the like refer to the fiscal years ended the last Sunday in September.
PART I
ITEM 1. BUSINESS
Lee Enterprises, Incorporated, together with its subsidiaries, (“Lee”, “the Company”, “we”, “our” or “us”) is a digital-first subscription platform providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We are a rapidly growing digital subscription platform with more than 530,000 digital subscribers serving 77 mid-sized local communities in 26 states. Our core strategy aims to grow digital audiences and engagement through continuous improvements to subscriber experience, while offering a full suite of omni-channel advertising and marketing solutions local advertisers desire.
Our product portfolio includes digital subscription platforms, daily, weekly and monthly newspapers and niche publications, all delivering original local news and information. Our products offer print and digital editions, and our content and advertising is available in real time through our websites and mobile apps. We operate in predominately mid-sized communities with products ranging from large daily newspapers and associated digital products, such as the St. Louis Post-Dispatch and The Buffalo News, to non-daily newspapers with news websites and digital platforms serving smaller communities.
We have made talent and technology investments to improve user experience, content, data visualization, and marketing to align with the shift in spending habits to digital products by both consumers and advertisers. In 2022, total digital revenues, which includes digital advertising and marketing services revenues, digital-only subscription revenues, and digital services revenues, were $240 million, or 31% of our total revenues.
We aim to grow our business through three main categories: subscriptions to our product offerings, advertising and marketing solutions to local advertisers, and digital services to a diverse set of customers. Execution of this strategy is expected to transform Lee into a vibrant, digitally centric company.
•Our digital subscription platforms are the fastest growing digital subscription platforms in local media. At the end of 2022, we had more than 530,000 subscribers to our digital platforms, up 32% over 2021. Revenue from digital only subscribers totaled more than $40 million in 2022, up 42% over 2021.
•Amplified Digital® ("Amplified"), our digital marketing services agency, offers a full suite of digital marketing solutions to local advertisers. Revenue at Amplified totaled almost $76 million in 2022, up 83% over 2021.
•BLOX Digital (formerly known as TownNews), our software as a service (SaaS) content platform, is one of the largest web-hosting and content management SaaS providers in North America. BLOX Digital represents a powerful opportunity to drive additional digital revenue by providing state-of-the-art web hosting and content management services to more than 2,000 customers who rely on BLOX Digital for their web, over-the-top display, mobile, video and social media products. Revenue at BLOX Digital, including intercompany revenue, totaled $31 million in 2022, and has achieved a compound annual growth rate of 10.6% over the last ten years.
We generate revenue primarily through advertising and marketing services, subscriptions to our digital and print products, and digital services, primarily through our majority-owned subsidiary, BLOX DIgital. Our operations also provide printing and distribution of third-party publications.
On March 16, 2020, we completed the acquisition of BH Media Group, Inc. ("BH Media") and The Buffalo News, Inc. ("Buffalo News"), adding 31 local media operations and nearly doubling our audience size and total operating revenue. See Note 3 — Acquisitions, in the Consolidated Financial Statements for more information on the acquisition.

Advertising and Marketing Services - In 2022, advertising and marketing services revenue of $366.4 million comprised 47% of total operating revenue.
There are two primary categories of print advertising revenue: local and national.
•Local advertising takes the form of display advertising in daily and non-daily publications and preprinted advertising inserted in the publication.
•National advertising is revenue earned from the sale of print display advertising space, or from preprint advertising inserted in the publication, from national accounts that do not have a local retailer representing the account in the market.
There are three main categories of digital advertising and marketing services revenue: digital media, digital classified and digital marketing services.
•Digital media represents all display advertising delivered on our owned and operated digital products.
•Digital classified represents digital advertising revenue associated with our classified partnerships including auto, employment, real estate, legal and obituaries.
•Digital marketing services represents a full suite of marketing services provided through Amplified, including targeted display, video, OTT, custom content, web development, social media management, search, events, email marketing and other tactics.
Amplified remains a key strategic priority for us in 2023. Our sales force deploys an omni-channel sales approach that leverages the auction-based ad buying that is widely adopted by all major digital advertising channels, and tailors advertising and marketing solutions based on the size, scale, and needs of the advertiser. Through Amplified we create sophisticated digital campaigns on our owned and operated sites and on third-party sites that give advertisers the ability to target their message to reach their desired audiences. We collaborate with Google and other ad tech companies to provide key metrics and analytics to measure campaign effectiveness.
Advertising and marketing services revenues are subject to moderate seasonality primarily due to fluctuations in advertising volumes tied to holidays and seasonal advertising. Our advertising and marketing services revenues are typically highest during the first quarter due to holiday and seasonal advertising and lowest in the second quarter following the holiday season.
Subscription Revenue - In 2022, subscription revenue of $353.6 million comprised 45% of our total operating revenue. Subscription revenue is earned primarily from selling subscriptions to our content through our full access subscriptions, digital-only subscriptions and single copy sales.
Our full access subscriptions include access to all of our content on multiple platforms; including our print products delivered or made available to consumers, websites, smartphone and tablet applications, and e-editions with pricing varying significantly by market and by frequency. Consistent with general publishing industry trends, print subscription volumes declined in 2022.
We experienced rapid growth of our digital-only subscriptions. Digital-only subscriptions include access to our content on our digital platforms. At the end of the fiscal year, we had 532,000 digital-only subscribers, up 32% compared to 2021, with revenue totaling $40 million, or up 42% compared to 2021. Growing our digital-only subscribers and digital-only revenue remains a top strategic priority in 2023. Our primary digital-only subscriber acquisition tactics include:
•Converting our significant organic traffic through on-platform promotion, paywalls, and dynamic meters;
•Continuously improving our subscriber experience; and
•Brand marketing campaigns to raise awareness to the desirability of our content.
A variety of pricing strategies are also used, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate.

Digital Services Revenue – In 2022, digital services revenue of $18 million comprised 2.3% of our total operating revenue. In 2022, almost all of our digital services revenue is from BLOX Digital. BLOX Digital, operated through our 82.5% owned subsidiary INN Partners, L.C., is one of the largest web-hosting and content management SaaS providers in North America and offers state of the art integrated digital publishing and content management solutions for creating, distributing, and monetizing multimedia content.
•BLOX Digital is the engine that powers our digital products. In addition, BLOX Digital services nearly 2,000 daily customers, including legacy media publications, universities, television stations and niche publications.
•Including intercompany revenue generated from our markets, revenue at BLOX Digital grew almost 14% in 2022 and totaled $31 million.
•With strong product offerings, investments in video and streaming technology and diversifying the customer base into broadcast, BLOX Digital is positioned to continue to be a key component to our growth strategy.
Other Revenue - In 2022, Other Revenue of $60.9 million comprised 8% of total operating revenue. Excluding digital services revenue, other revenue is comprised mainly of commercial printing and delivery of third party products and until March 16, 2020 revenue from a Management Agreement between BH Media and the Company dated June 26, 2018 ("Management Agreement"). In 2022, other revenue excluding digital services of $18 million, comprised 5.5% of our total operating revenue, compared to $19 million and 6.1% in 2021.
We compete with other media and digital companies for advertising and marketing spend. Our print and digital products competed with other forms of media including national media providers and amateur content creators, as well as other news and information outlets for subscription spend. The market for local digital marketing solutions is highly competitive and evolving allowing opportunities for new competitors to enter the market.
Amplified competes with other digital marketing solutions agencies as well as other media companies who have a similar strategy for digital marketing solutions. While some of our competitors enjoy competitive advantages such as greater name recognition, longer histories as well as greater financial resources, we believe we compete favorably and our product capabilities meet customer requirements due to our data-driven, omni-channel sales approach, our experienced digital sales force and our overall customer satisfaction.
The number of competitors in any given market varies; however all of the forms of competition noted above exist to some degree in all of our markets.
STRATEGIC INITIATIVES
We are committed to a strategy that transforms Lee into a vibrant, digitally-centric business with recurring, sustainable digital revenue. Aligning with that commitment, our Three Pillar Digital Growth Strategy is focused on the following:
Expand digital audiences by transforming the presentation of local news and information. We seek to maintain our position as the leading provider of news and information by providing best-in-class digital experiences to improve consumer engagement and grow our audiences. We aim to achieve this by delivering relevant, useful, and engaging content to the consumer using a multi-media approach with a heavy emphasis on video and audio.
In 2023, we plan to continuously improve the user experience with our digital products through targeted investments in top talent aimed at investigative journalism. Providing our local consumers with more and more high quality, trusted, engaging content is important to growing our digital audiences and driving subscription conversions.
We believe that our proprietary local content displayed in best-in-class multimedia platforms combined with new and engaging content and video channels will grow our audiences and increase our audience monetization capabilities.
Expand digital subscription base and revenue. We are the fastest growing digital subscription platform in local media. Digital-only subscriber growth continued at a rapid pace in 2022, offsetting the declines in our traditional full access (print and digital) subscribers. Our digital audiences are comprised of full access subscribers, digital-only subscribers and non-subscribers who access our sites subject to our paywalls. More than 53% of our full access subscribers have activated their digital access, and digital-only subscribers increased 32% in 2022, reaching 532,000 digital-only subscribers.
Our acquisition and retention tactics are focused on growing our digital subscription base by using data and analytics to direct our huge addressable market of 34 million unique visitors toward obtaining a digital subscription. In 2023, our primary digital-only subscriber acquisition tactics include:
•Converting our significant organic traffic through on-platform promotion, paywalls, and dynamic meters;
•Continuously improving our subscriber experience; and
•Brand marketing campaigns to raise awareness to the desirability of our content.
Using these techniques, we expect digital-only subscribers to continue to grow substantially, reaching more than 900,000 digital-only subscribers by 2026.
We believe our digital transformation will have a favorable impact on the environment. A key component to our digital growth strategy is to accelerate the pace of digital subscriber growth. Growing our digital revenue streams as the print revenues mature will have a favorable impact on the environment as our production hubs will consume less energy, we will consume less newsprint, and there will be less environmental impact from our distribution channels that largely operate on fossil-fuel powered transportation.
Diversify and expand offerings for local advertisers. According to eMarketer, local advertising spending is expected to reach nearly $115 billion in 2023. Our vast array of rapidly growing digital products, our large, digitally adept salesforce and Amplified, our full service digital agency, creates a powerful opportunity to gain scale both in and outside of our local markets.
•Our local sales forces are larger than any local competitor, and we believe they are the most highly trained and proficient sales force in our markets.
•We have strong relationships with businesses in our markets and offer a wide array of products to deliver our advertisers' message.
Amplified remains a key strategic priority for us in 2023 as we expect it to fuel growth of our digital advertising and marketing services. Our salesforce deploys an omni-channel sales approach that leverages the auction-based ad buying that is widely adopted by all major digital advertising channels, and tailors advertising and marketing solutions based on the size, scale, and needs of the advertiser. Through Amplified we create sophisticated digital campaigns on our owned and operated sites and on third-party sites that give advertisers the ability to target their message to reach their desired audiences. We collaborate with Google and other ad tech companies to provide key metrics and analytics to measure campaign effectiveness.
BLOX Digitals represents a powerful opportunity for us to drive additional digital revenue through their SaaS content platform. In 2022, revenue at BLOX Digital, including intercompany revenue, totaled $31 million and since 2011 the compounded annual growth rate of BLOX Digital revenue has been 11%. Through continuous investment in product development and gaining essential technology, like world-class video and streaming technology, BLOX Digital is the leading CMS provider in the publishing CMS segment and is growing its market share in the broadcast CMS segment. In 2023, we believe we can grow revenue at BLOX Digital through modest market share gains in our core markets, increasing our average revenue per customer.

DAILY NEWSPAPERS AND MARKETS
The Company, including our investments in TNI Partners ("TNI") in Tucson, AZ and Madison Newspapers, Inc. ("MNI") in Madison, WI, publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (1)		2022 Monthly Average ('000s) (6)(7)
Newspaper	Primary Website	Location	Daily (3)	Sunday (3)	Unique Visitors	Page Views

St. Louis Post-Dispatch (2)	stltoday.com	St. Louis, MO	104,199	126,756	3,981	36,773
Buffalo News (2)	buffalonews.com	Buffalo, NY	56,120	84,370	2,874	14,978
Omaha World Herald (2)	omaha.com	Omaha, NE	71,372	78,940	1,611	21,411
Richmond Times-Dispatch (1)	richmond.com	Richmond, VA	57,695	61,757	1,561	14,063
Wisconsin State Journal (1)(4)	madison.com	Madison, WI	52,474	55,162	2,107	14,284
Arizona Daily Star (5)(1)	azstarnet.com	Tucson, AZ	39,997	47,348	1,482	6,930
The Times (2)	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	37,852	46,810	1,346	23,761
Lincoln Journal Star (1)	journalstar.com	Lincoln, NE	38,097	40,663	1,431	15,802
Tulsa World (1)	tulsaworld.com	Tulsa, OK	34,657	38,290	1,615	11,437
Winston Salem Journal (2)	journalnow.com	Winston-Salem, NC	25,300	27,291	964	7,430
Roanoke Times	roanoke.com	Roanoke, VA	24,889	25,794	852	6,640
Billings Gazette	billingsgazette.com	Billings, MT	24,119	24,656	988	11,072
The Press of Atlantic City	pressofatlanticcity.com	Atlantic City, NJ	19,943	23,381	863	7,393
The Pantagraph	pantagraph.com	Bloomington, IL	19,751	20,712	632	8,971
Missoulian	missoulian.com	Missoula, MT	19,211	20,374	505	5,626
Greensboro News-Record	greensboro.com	Greensboro, NC	17,667	19,548	762	4,644
Quad-City Times	qctimes.com	Davenport, IA	17,449	19,467	686	6,512
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	14,493	17,448	419	3,988
The Post-Star	poststar.com	Glens Falls, NY	16,423	17,201	452	5,740
Freelance-Star	fredericksburg.com	Fredericksburg, VA	15,825	17,176	554	4,974
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	14,151	15,323	494	5,078
Dispatch-Argus	qconline.com	Moline, IL	13,522	14,323	269	3,521
Napa Valley Register	napavalleyregister.com	Napa, CA	13,993	13,938	374	3,385
Casper Star-Tribune	trib.com	Casper, WY	12,609	13,391	369	2,942
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	15,071	13,189	426	3,294
Waco Tribune-Herald	wacotrib.com	Waco, TX	12,222	13,020	548	3,843
Kenosha News	kenoshanews.com	Kenosha, WI	12,241	13,015	833	6,391
Independent Record	helenair.com	Helena, MT	12,728	12,817	372	4,522
Charlottesville Daily Progress	dailyprogress.com	Charlottesville, VA	11,107	11,621	330	2,685

			Average Units (1)		2022 Monthly Average ('000s) (6)(7)
Newspaper	Primary Website	Location	Daily (3)	Sunday (3)	Unique Visitors	Page Views
The Daily News	tdn.com	Longview, WA	14,876	11,016	217	1,980
Lynchburg News & Advance	newsadvance.com	Lynchburg, VA	9,788	10,822	407	2,941
The Citizen	auburnpub.com	Auburn, NY	9,999	10,530	298	3,038
Montana Standard	mtstandard.com	Butte, MT	10,100	9,962	291	3,384
Bristol Herald Courier	heraldcourier.com	Bristol,VA	9,727	9,851	297	2,040
The Times-News	magicvalley.com	Twin Falls, ID	10,651	9,586	239	2,257
Dothan Eagle	dothaneagle.com	Dothan, AL	9,148	9,538	298	1,648
Grand Island Independent	theindependent.com	Grand Island, NE	8,851	9,508	302	2,768
Globe Gazette	globegazette.com	Mason City, IA	7,617	8,415	252	2,315
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	11,240	8,306	—	—
Statesville Record & Landmark	statesville.com	Statesville, NC	13,748	7,886	183	1,212
Bryan-College Station Eagle	theeagle.com	Bryan, TX	7,444	7,610	329	2,168
Arizona Daily Sun	azdailysun.com	Flagstaff, AZ	7,712	7,354	248	1,620
The Times and Democrat	thetandd.com	Orangeburg, SC	7,485	7,007	299	2,350
Florence Morning News	scnow.com	Florence, SC	6,691	6,848	234	1,453
Albany Democrat-Herald	democratherald.com	Albany, OR	4,039	6,757	363	3,391
Martinsville Bulletin	martinsvillebulletin.com	Martinsville, VA	5,517	5,887	155	1,129
Opelika Auburn News	oanow.com	Opelika, AL	5,468	5,548	339	2,392
Scottsbluff Star-Herald	starherald.com	Scottsbluff, NE	5,548	5,541	169	1,244
Hickory Daily Record	hickoryrecord.com	Hickory, NC	4,806	5,303	328	2,766
Danville Register & Bee	godanriver.com	Danville, VA	4,298	4,982	162	1,232
The News Herald	morganton.com	Morganton, NC	4,204	4,597	186	1,426
North Platte Telegraph	nptelegraph.com	North Platte, NE	4,220	4,207	138	876
Culpeper Star-Exponent	starexponent.com	Culpeper, VA	2,986	2,917	160	730
The Daily Nonpareil	nonpareilonline.com	Council Bluffs, IA	2,662	2,776	148	1,018
Winona Daily News	winonadailynews.com	Winona, MN	2,664	2,712	110	898
The McDowell News	mcdowellnews.com	Marion, NC	2,257	2,351	120	555
Ravalli Republic	ravallinews.com	Hamilton, MT	2,413	2,330	94	464
The News Virginian	newsvirginian.com	Waynesboro, VA	2,122	2,241	77	475
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	2,663	—	—	—
Portage Daily Register	wiscnews.com/pdr	Portage, WI	1,406	—	—	—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	1,313	—	—	—
Muscatine Journal	muscatinejournal.com	Muscatine, IA	2,050	—	100	642
Columbus Telegram	columbustelegram.com	Columbus, NE	4,314	—	151	1,107
Fremont Tribune	fremonttribune.com	Fremont, NE	3,587	—	145	1,033
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	3,230	—	88	622

			Average Units (1)		2022 Monthly Average ('000s) (6)(7)
Newspaper	Primary Website	Location	Daily (3)	Sunday (3)	Unique Visitors	Page Views
Herald & Review	herald-review.com	Decatur, IL	10,499	—	379	3,862
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	4,393	—	222	1,743
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	2,028	—	123	807
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	15,366	—	409	4,532
The Southern Illinoisan	thesouthern.com	Carbondale, IL	7,220	—	274	1,840
The Sentinel	cumberlink.com	Carlisle, PA	6,150	—	226	2,013
Daily Journal	dailyjournalonline.com	Park Hills, MO	4,335	—	195	1,524
York News-Times	yorknewstimes.com	York, NE	2,678	—	114	664
The Journal Times	journaltimes.com	Racine, WI	1,996	—	511	6,180
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	23,047	—	439	5,638
Elko Daily Free Press	elkodaily.com	Elko, NV	5,899	—	226	2,111
(1)Source: AAM: September 20 Quarterly Executive Summary Data Report, unless otherwise noted. More recent data is not available.
(2)Source: AAM: March 2022 Quarterly Executive Summary Data Report, unless otherwise noted. More recent data is not available
(3)Not all newspapers are published Monday through Saturday or have a Sunday edition
(4)Owned by MNI
(5)Owned by Star Publishing and published through TNI
(6)Source: Company statistics.
(7)Excludes Agri-Media sites
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
EMPLOYEES AND HUMAN CAPITAL RESOURCES
We believe the foundation of our business is the people and employees who carry out the various tactics that support our business strategy. A major focus in 2022 was investing in the top digital talent to carry out our Three Pillar Digital Growth Strategy and position us to achieve our long-term growth targets
At September 25, 2022, we had approximately 4,365 employees, including approximately 788 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2022 totaled approximately 4,064 of which 722 are represented by unions. We consider our relationships with our employees to be good. We are committed to an equitable and inclusive workplace that also reflects the diversity of our local readers and communities in which we serve. In 2021, we hired a Director of News and Talent Development who is charged with improving diversity in our newsrooms and hiring practices that promote a more complete and inclusive news coverage of the communities in which we serve.
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

CORPORATE GOVERNANCE AND PUBLIC INFORMATION
We have a long history of sound corporate governance practices. Currently, our Board of Directors has affirmatively determined that eight of its nine members are independent, including all members of the Board's Audit, Executive Compensation, and Nominating and Corporate Governance committees. The Audit Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.
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
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:
•We may be required to indemnify the previous owners of the BH Media Newspaper Business or Buffalo News for unknown legal and other matters that may arise;
•Our ability to manage declining print revenue;
•The impact and duration of adverse conditions in certain aspects of the economy affecting our business;
•Change in advertising and subscription demand;
•Changes in technology that impact our ability to deliver digital advertising;
•Potential changes in newsprint, other commodities and energy costs;
•Interest rates;
•Labor costs;
•Significant cyber security breaches or failure of our information technology systems;
•Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•Our ability to maintain employee and customer relationships;
•Our ability to manage increased capital costs;
•Our ability to maintain our listing status on NASDAQ;
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
Risks Related to our Business and Operations
Our advertising revenues may decline due to weakness in the brick-and-mortar retail sector.
A significant portion of our revenue is derived from advertising. The demand for advertising is sensitive to the overall level of economic strength, both in the markets in which we operate and nationally. Also, the decline in the financial or economic conditions of our advertisers could alter discretionary spending by advertisers. Certain segments of the economy have been challenged in recent years, particularly in the brick-and-mortar retail sector, and total advertising revenues have declined as a result. Advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate, or cease operations.
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
Uncertainty and adverse changes in the general economic conditions of markets in which we participate and increases in costs of raw materials, energy, labor and other factors may negatively affect our business.
The U.S. markets have weakened recently and are experiencing uncertainty and volatility due to higher inflation, increased interest rates, the war in Ukraine, the ongoing recovery from the COVID-19 pandemic, and other geopolitical events. In the past, these and other similar conditions have resulted in, and could lead to a tightening of credit and capital markets, lower levels of liquidity, lower consumer and business spending due to wavering of consumer confidence, unemployment, declines in real estate values, and other adverse economic conditions. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. In addition, printing and distribution costs, including the costs of paper and ink, are a significant expense for the Company. We expect increases in these costs in the near-term from various factors, including increases in the cost of raw materials, energy, labor, transportation, and distribution, which can be attributed to inflation and other adverse factors on the economy.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the business and trading price of our common stock.
As a public company, we are required to maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, Section 404 of the Sarbanes-Oxley Act requires us to perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Compliance with Section 404 may require us to incur substantial accounting expenses and expend significant management efforts. Our testing has revealed and in the future may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC, Nasdaq, or other applicable regulatory authorities.
We have identified three material weaknesses in our internal control over financial reporting, which could result in loss of investor confidence in the Company and a negative impact on the value of our common stock.
Management assessed the effectiveness of our internal control over financial reporting as of September 25, 2022, and concluded we did not maintain effective internal control over financial reporting. Specifically, management identified three material weaknesses, including controls related to user access of our systems, information used by us in performing internal controls, and deferred taxes related to business combinations. For additional information, see Item 9A, "Controls and Procedures," below.
Until remediated, the material weaknesses could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in the Company and, in turn, the value of our common stock. While certain actions have been taken and planned to remediate and address the material weaknesses and enhance our internal control over financial reporting, we cannot be certain such remedial measures will be successful or otherwise sufficient to address the material weaknesses. In addition, if we are unable to remediate the material weaknesses, are otherwise unable to maintain effective internal control over financial reporting, or additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which, in addition to loss of investor confidence and a negative affect on the value of our common stock, could subject the Company to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities requiring additional financial and management resources to address.
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
The value of our intangible assets may become further impaired, depending upon future operating results.
At September 25, 2022, the carrying value of our goodwill was $329.5 million, the carrying value of mastheads was $26.3 million, and the carrying value of our amortizable intangible assets was $95.0 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.
For further information on goodwill and intangible assets, see Note 6 — Goodwill and other intangible assets.

Attracting and Retaining Highly Qualified Personnel is Difficult and Costly, but the Failure to Do So Could Negatively Affect Our Operations.
Our businesses depend on the efforts, abilities, and talents of our executive team and other highly qualified employees who possess substantial business, information technology, and operational knowledge. The market for such personnel, including technology-related, product and software development, data science, and digital marketing and sales roles is very competitive, and we cannot ensure success in retaining these employees or hiring and training replacement employees in a timely and cost-effective manner, particularly as we continue to focus on our digital products and services. These risks have been exacerbated by recent labor constraints, a trend of increasing employee turnover, and inflationary pressures on employee wages and benefits.
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
The future revenue performance of our digital business depends to a significant degree upon the growth, development, and management of our subscriber and advertising audiences. The growth of our digital business over the long term depends on various factors, including, among other things, the ability to:
•Continue to increase digital audiences;
•Attract advertisers to our digital platforms;
•Tailor our products to efficiently and effectively deliver content and advertising on mobile devices;
•Maintain or increase the advertising rates on our digital platforms;
•Exploit new and existing technologies to distinguish our products and services from those of competitors and develop new content, products and services;
•Invest funds and resources in digital opportunities;
•Partner with, or use services from, providers that can assist us in effectively growing our digital business; and

•Create digital content and platforms that attract and engage audiences in our markets.
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
Risks Related to Takeover Attempts
Alden’s unsolicited proposal to acquire us diverted management’s attention and resources, caused us to incur substantial costs, and such actions have an adverse effect on our business.
On November 22, 2021, we received an unsolicited proposal from Alden Global Capital, LLC (with its affiliates, “Alden”) to acquire the Company for $24.00 per share in cash (the “Unsolicited Proposal”). On December 9, 2021, we announced that our Board of Directors, in consultation with its independent financial and legal advisors, unanimously determined to reject the Unsolicited Proposal, as it significantly undervalued the Company and was not in the best interests of the Company and its stockholders.
The events surrounding the Unsolicited Proposal and related circumstances and our response have required, and may continue to require, significant time and attention by management and our Board of Directors and have required us, and may continue to require us, to incur significant legal and advisory fees and expenses. Further, actions taken by Alden or other third parties as a result of the Unsolicited Proposal, including a proxy contest, and litigation by adverse parties, could disrupt our business, distract us from efforts to improve our business, cause us to incur substantial additional expense, create perceived uncertainties among current and potential employees, customers, clients, suppliers, and other constituencies as to our future direction as a consequence thereof that may result in lost sales or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board of Directors have taken, and may take in the future, in response to any offer or other related actions by Alden or other third parties, including the Unsolicited Proposal and Alden’s purported notice of nominations in connection with our 2022 annual meeting of stockholders (which our Board of Directors determined was invalid for failing to comply with requirements of our by-laws), or any other offer or proposal may result in litigation against us. In the event Alden or other third parties initiate litigation against us, these actions could harm our business and have a material adverse effect on our results of operations. We also believe the future trading price of our Common Stock could be subject to wide price fluctuations based on uncertainty associated with the Unsolicited Proposal and any future offer.
Risks Related to our Acquisitions of BH Media and Buffalo News
On March 16, 2020, the Company completed the purchase of certain assets and the assumption of certain liabilities of the newspaper and related community publications business of BH Media and the purchase of all of the issued and outstanding capital stock of Buffalo News (collectively, the “Transactions”). Under the terms of the Asset and Stock Purchase Agreement, dated January 29, 2020, with Berkshire Hathaway, Inc. (“Berkshire”), and BH Media (the “Purchase Agreement”), the aggregate purchase price for the Transactions was $140 million, which excluded $12 million in cash at closing of the Transactions. BH Finance, LLC (“BH Finance”), an affiliate of Berkshire, financed the Purchase Agreement through a Credit Agreement, dated January 29, 2020 (the “Credit Agreement”).
The Company borrowed $576 million from BH Finance under the Credit Agreement in order to finance the Transactions and refinance its outstanding indebtedness.
We may not achieve the intended benefits of the BH Media and Buffalo News acquisition.
We completed the BH Media and Buffalo News acquisition in March 2020, and there can be no assurance that we will be able to realize the expected benefits of the transaction.
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
If we fail to realize anticipated synergies in the amount and within the timeframe expected, our actual financial condition and results of operations may differ materially from the illustrative unaudited financial information disclosed in connection with the acquisition, which was based on various assumptions and estimates that may prove to be incorrect. Such illustrative unaudited financial information did not constitute management’s projections of future financial performance or results of operations; however, any material variance from such illustrative unaudited financial information could result in negative investor reactions that materially and adversely affect the market price of our Common Stock.
Our actual financial condition and results of operations may differ materially even if synergies are realized, due to macroeconomic factors or a variety of other risks to our business that are independent of the acquisition.
Our future results will suffer if we do not effectively manage our expanded operations.
With the completion of the BH Media acquisition, the size of our business increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.
Risks Related to Liquidity and Capital
We may not be able to generate sufficient cash to service all our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal and interest on our debt.
If our cash flow and capital resources are insufficient to fund our debt obligations, we could face liquidity issues and be forced to reduce or delay investments, acquisitions, and capital expenditures or sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure investors we would be able to take any of these alternative actions, such actions would be permitted under the terms of the Credit Agreement, and, even if successful,, that such actions would permit us to meet our scheduled debt service obligations

If we cannot make scheduled payments on our debt, the subsequent default proceedings under the Credit Agreement could lead to all principal and interest becoming due and payable.
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
Pension plans were in a net underfunded position of $0.4 million at September 25, 2022, compared to an over funded position of $13.4 million at September 26, 2021.
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
We contributed to various multiemployer defined benefit pension plans during 2022 under the terms of collective-bargaining agreements (“CBAs”). For plans that are in critical status, benefit reductions may apply/or we could be required to make additional contributions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.
We have 23 print sites which print most of our dailies with the exception of 13 that are printed at third-party printers.
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
At November 30, 2022, we had 5,655 registered holders of record of our Common Stock.
Our Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company's Equity Interests or from the proceeds of a sale of the Company's Equity Interest. See Note 7 — Debt, of the Notes to Consolidated Financial Statements, included herein.
PERFORMANCE PRESENTATION
The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's 500 Stock Index, and a peer group index, in each case for the five years ended September 25, 2022 (with September 24, 2017, as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

$250
$200
$150
$100
$50
$0
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
Lee Enterprises, Incorporated
S&P 500
Peer Group

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the year ended September 25, 2022, and for fiscal years 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.
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
Intangible Assets, Other Than Goodwill
Local mastheads (e.g., publishing periodical titles, web site domain names, and trade names) are not subject to amortization. Non-amortized intangible assets are tested for impairment annually on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances suggest the asset might be impaired.
The quantitative impairment test consists of comparing the fair value of each masthead or domain name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2022, 2021, and 2020, we recognized impairment charges of $13,503,000, $787,000, and $972,000, respectively. Only one of our mastheads has a fair value that has headroom under 20% over their carrying value and could experience immaterial impairment in the future if we do not achieve our revenue projections.
Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. In 2021, we recognized $190,000 of impairment on intangible assets subject to amortization. There were no indicators of impairment on intangible assets subject to amortization in 2022 or 2020.
Our quantitative impairment analysis includes several inputs that are considered estimates, these include royalty rates, discount rates, five-year revenue forecast, and long term growth rates. All of these estimates are subject to uncertainty as future results may or may not be achieved. The royalty rates utilized range from 0% to 1.5%, a 50 basis point decrease in royalty rates would result in an additional $6,992,000 of impairment. The Company’s discount rate utilized in the analysis has ranged from 9.50% to 11.50% in different years depending on market conditions. Increasing the discount rate by 100 basis points would result in an additional $257,000 of impairment. The Company has had various revenue forecasts utilized in the analysis over different years.
Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional masthead impairment charges in the future.
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
The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return of assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. In 2022, we used an expected return of assets assumption of 5.0% for both our pension plan assets and our postretirement and postemployment benefit plan assets.
A 50 basis point change in discount rates would result in an increase to pension and postretirement and postemployment benefits liabilities of $12,100,000. A 50 basis point change in expected rate of return of assets results would result in an increase to pension and postretirement and postemployment benefits expense of $1,137,000.
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
•future expected cash flows from subscription, advertising and commercial print relationships and related assumptions about future revenue growth and customer retention;
•discount rates; and
•royalty rates used to value acquired mastheads.
Additional information regarding our accounting for business combinations can be found in Note 1 - Significant Accounting Policies in the Consolidated Financial Statements.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended September 25, 2022.
CERTAIN MATTERS AFFECTING CURRENT AND FUTURE OPERATING RESULTS
The following items affect period-over-period comparisons from 2022 to 2020 and will continue to affect period-over-period comparisons for future results.
Acquisitions and Divestitures
•In March 2020, we completed the acquisition of BH Media and Buffalo News for a purchase price of $140,000,000. The acquisition was funded by a 25-year term loan with BH Finance, in an aggregate principal amount of $576,000,000 at a 9% annual rate (referred to herein as "Credit Agreement" and "Term Loan"), as part of a broader comprehensive refinancing of all of our then outstanding debt.
•In the 13 weeks ended March 2020, we disposed of substantially all of the assets of certain of our smaller properties, including four daily newspapers and related print and digital publications, for an aggregate sales price of $3,950,000.

OPERATIONS
Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2022	2021	Percent Change	2020	Percent Change

Operating revenue:
Print advertising revenue	184,963	227,892	(18.8)%	183,164	24.4%
Digital advertising revenue	181,465	141,391	28.3%	106,491	32.8%
Advertising and marketing services revenue	366,428	369,283	(0.8)%	289,655	27.5%
Print subscription revenue	313,504	329,484	(4.9)%	230,949	42.7%
Digital subscription revenue	40,120	28,229	42.1%	37,336	(24.4)%
Subscription revenue	353,624	357,713	(1.1)%	268,285	33.3%
Print other revenue	42,962	48,656	(11.7)%	39,632	22.8%
Digital other revenue	17,955	18,997	(5.5)%	20,432	(7.0)%
Other revenue	60,917	67,653	(10.0)%	60,064	12.6%
Total operating revenue	780,969	794,649	(1.7)%	618,004	28.6%
Operating expenses:
Compensation	317,789	330,896	(4.0)%	243,023	36.2%
Newsprint and ink	30,101	29,775	1.1%	24,243	22.8%
Other operating expenses	344,905	325,597	5.9%	259,382	25.5%
Depreciation and amortization	36,544	42,841	(14.7)%	36,133	18.6%
Assets loss (gain) on sales, impairments and other	9,716	8,214	18.3%	(5,403)	NM
Restructuring costs and other	22,720	7,182	216.3%	13,751	(47.8)%
Total operating expenses	761,775	744,505	2.3%	571,129	30.4%
Equity in earnings of associated companies	5,657	6,412	(11.8)%	3,403	88.4%
Operating income	24,851	56,556	(56.1)%	50,278	12.5%
Non-operating income (expense):
Interest expense	(41,770)	(44,773)	(6.7)%	(47,743)	(6.2)%
Debt financing and administrative costs	—	—	NM	(11,966)	NM
Curtailment gain	1,027	23,830	(95.7)%	—	NM
Pension withdrawal cost	(2,335)	(12,862)	(81.8)%	—	NM
Pension and OPEB related benefit (cost) and other, net	19,022	9,296	104.6%	12,274	(24.3)%
Total non-operating expense, net	(24,056)	(24,509)	(1.8)%	(47,435)	(48.3)%
Income before income taxes	795	32,047	(97.5)%	2,843	NM
Income tax (benefit) expense	698	7,255	(90.4)%	2,973	NM
Net Income (loss)	97	24,792	(99.6)%	(130)	NM

Earnings (loss) per common share:
Basic	(0.35)	3.98	NM	(0.35)	NM
Diluted	(0.35)	3.90	NM	(0.35)	NM
We acquired or disposed of certain properties in each of 2022, 2021 and 2020.

OPERATING REVENUE
Revenue Comparison 2022-2021
Total operating revenue totaled $781.0 million in 2022, down $13.7 million, or 1.7%, compared to 2021.
Advertising and marketing services revenue totaled $366.4 million in 2022, down 0.8% compared to 2021.
Print advertising revenues were $185.0 million in 2022, down $42.9 million, or 18.8% compared to 2021. The decline is due to the secular downward trend in print advertising.
Digital advertising and marketing services revenue totaled $181.5 million in 2022, up 28.3% compared to 2021. Digital advertising and marketing services revenue represented 49.5% of 2022 total advertising and marketing services revenue compared to 38.3% in 2021. The increase in digital advertising is due to growth at Amplified, our full service digital marketing service. Revenue at Amplified increased 82.9% in 2022 totaling $75.8 million.
Subscription revenue totaled $353.6 million in 2022, or down 1.1%, compared to 2021. The change in subscription revenue is due to decline in full access volume, consistent with historical and industry trends. The decrease was partially offset by growth in selective price increases on our full access subscriptions and in digital-only subscribers and digital-only revenue which were up 65% and 26%, respectively. As of September 2022, we had 532,000 digital-only subscribers compared to 402,000 in 2021.
Other revenue, which primarily consist of digital services revenue from BLOX Digital and commercial printing revenue totaled $60.9 million, a 10.0% decrease compared to 2021. Digital services revenue totaled $17.9 million in 2022, a 5.4% decrease compared to 2021. Commercial printing revenue totaled $21.5 million in 2022, a 14.4% decline from 2021.
Revenue at BLOX Digital, including intercompany revenue, totaled $30,906,000, an increase of 13.6%, due to increased market share and increases in average revenue per user due to additional value added service offerings.
Total digital revenue including digital advertising revenue, digital-only subscription revenue and digital services revenue totaled $239.5 million in 2022, a 27.0% increase over 2021 and represented 30.7% of our total operating revenue in 2022, compared to 23.7% in 2021.
Revenue Comparison 2021-2020
Total operating revenue was $794.6 million in 2021, up $176.6 million, or 28.6%, compared to 2020. Total operating revenue from the Transactions totaled $403.6 million and $203.0 million, in 2021 and 2020, respectively. Total operating revenue on a pro forma basis was down 3.3% compared to 2020.
Advertising and marketing services revenue totaled $369.3 million in 2021, up 27.5% compared to 2020. Advertising and marketing services revenue from the Transactions totaled $170.7 million and $82.3 million, in 2021 and 2020, respectively. Total Advertising and marketing services revenue on a pro forma basis was down 6.0%.
Print advertising revenues were $227.9 million in 2021, down 12.9% compared to 2020 on a pro forma basis. The decline is due to the secular downward trend in print advertising. Print advertising revenue from the Transactions totaled $195.7 million and $81.3 million, in 2021 and 2020, respectively.
Digital advertising and marketing services totaled $141.4 million in 2021, up 32.8% compared to 2020. Digital advertising and marketing services represented 38.3% of 2021 total advertising and marketing services revenue compared to 36.8% in 2020. The increase in digital advertising is due to growth at Amplified, our full service digital marketing service. Revenue at Amplified increased 42.6% in 2021 totaling $41.6 million.
Subscription revenue totaled $357.7 million in 2021, or up 33.3%, compared to 2020. Subscription revenue from the Transactions totaled $203.1 million and $106.5 million, in 2021 and 2020, respectively. Subscription revenue on a pro forma basis was up 0.5%. The growth in subscription revenue is due to growth in selective price increases on our full access subscriptions and in digital-only subscribers and digital-only revenue which were up 65% and 26%, respectively. The increases were partially offset by a decline in full access volume, consistent with historical and industry trends. As of September 2021, we had 402,000 digital-only subscribers compared to 244,000 in 2020.
Other revenue, which primarily consist of digital services revenue from BLOX Digital, commercial printing revenue and until March 16, 2020, revenue from the Management Agreement, totaled $67.6 million, a 12.6% increase compared to 2020. Other revenue from the Transactions totaled $49.4 million and $16.3 million in 2021 and 2020, respectively. On a pro forma basis, other revenue was down 13.5% primarily caused by the end of the Management Agreement in 2020, which generated $5.4 million prior to the Transactions in 2020. Digital services revenue totaled $19.0 million in 2021, a 0.3% decrease compared to 2020. Commercial printing revenue totaled $25.1 million in 2021, a 6.4% decrease on a pro forma basis.
Revenue at BLOX Digital, including intercompany revenue, totaled $27.2 million, an increase of 8.6%, due to increased market share and increases in average revenue per user due to additional value added service offerings.
Total digital revenue including digital advertising revenue, digital-only subscription revenue and digital services revenue totaled $188.6 million in 2021, and represented 23.7% of our total operating revenue in 2021, compared to 23.4% in 2020.
OPERATING EXPENSES
Operating Expense Comparison 2022-2021
Total operating expenses were $761.8 million, a 2.3% increase compared to 2021. Cash Costs were $692.8 million, a 1.0% increase compared to 2021.
Compensation expense decreased $13.1 million in 2022, or a 4.0% decrease compared to 2021. The decrease is attributable to reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs increased $0.3 million in 2022, or a 1.1% increase compared to 2021. This increase was attributable to higher newsprint prices offset by a declines in newsprint volumes. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses increased $19.3 million in 2022, or a 5.9% increase compared to 2021. Other operating expenses include all operating costs not considered to be compensation, newsprint and ink, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital investments, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print products.
Restructuring costs and other totaled $22.7 million and $7.2 million in 2022 and 2021, respectively. Restructuring costs and other in 2022 include severance costs, litigation expenses, restructuring expenses, and advisor expenses associated with the unsolicited offer in November 2021. Restructuring costs and other in 2021 are predominately severance.
Depreciation expense decreased $3.6 million, or 20.1%, in 2022. Amortization expense decreased $2.7 million, or 10.8%, in 2022.
Assets loss (gain) on sales, impairments and other was a net loss of $9.7 million in 2022 compared to a net loss of $8.2 million in 2021. Impairment losses in 2022 totaled $13.5 million for mastheads, $7.8 million for leases, and $0.7 million for the disposal of a non-core business, respectively. Impairment losses in 2021 totaled $1.0 million for mastheads. Assets loss (gain) on sales are part the Company's ongoing real estate and non-core asset monetization. They totaled a net gain of $12.3 million in 2022 and a net loss of $7.2 million in 2021.
Operating Expense Comparison 2021-2020
Total operating expenses were $744.5 million, a 30.4% increase compared to 2020. Total operating expenses from the Transactions totaled $347.8 million and $193.8 million in 2021 and 2020, respectively. Cash Costs were $686.3 million, a 30.3% increase compared to 2020. Cash Costs from the Transactions totaled $353.8 million and $176.8 million, in 2021 and 2020, respectively. Cash Costs on a pro forma basis were down 2.7% compared to 2020.
Compensation expense increased $87.9 million in 2021, or a 36.2% increase compared to 2020. Compensation expense from the Transactions totaled $165.4 million and $86.1 million in 2021 and 2020, respectively. Compensation was up 0.1% on a pro forma basis. The modest increase was due to a one time furlough and compensation reductions for all employees in 2020 in response to COVID-19 of approximately $10 million, investments in digital talent made throughout 2021, and the lack of incentive compensation in 2020. These increases were partially offset by a reduction in FTEs due to business transformation initiatives.
Newsprint and ink costs increased $5.5 million in 2021, or a 22.8% increase compared to 2020. Newsprint and ink costs from the Transactions totaled $19.7 million and $10.6 million, in 2021 and 2020, respectively. On a pro forma basis newsprint and ink expense decreased 19.8%. This decrease was attributable to declines in newsprint volume and outsourcing of our printing. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses increased $66.2 million in 2021, or a 25.5% increase compared to 2020. Other operating expenses include all operating costs not considered to be compensation, newsprint and ink, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. Other operating expenses from the Transactions totaled $188.3 million and $79.9 million in 2021 and 2020, respectively. On a pro forma basis, other operating expenses were down 3.5%. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print editions, partially offset by increases in investments to fund our digital growth strategy.
Restructuring costs and other totaled $7.2 million and $13.8 million in 2021 and 2020, respectively. In 2020, restructuring costs and other include an estimate of costs related to withdrawals from certain of our multiemployer pension plans totaling $4.4 million. The remaining restructuring costs in 2021 and 2020 are predominately severance.
Depreciation expense increased $2.6 million, or 16.9%, in 2021. Amortization expense increased $4.1 million, or 19.8%, in 2021. Increases in both are due to the acquired assets from the Transactions.
Assets loss (gain) on sales, impairments and other was a net expense of $8.2 million in 2021 compared to a net gain of $5.4 million in 2020. Impairment in 2021 and 2020 totaled $1.0 million and $1.0 million, respectively. Assets losses and gains are part the Company's ongoing real estate and non-core asset monetization.
Equity In Equity Investments
Equity in earnings of TNI and MNI decreased $0.8 million in 2022, or 11.8%, compared to 2021. Equity in earnings of TNI and MNI increased $3.0 million in 2021 compared to 2020.
NON-OPERATING INCOME AND EXPENSES
Non-operating Income and Expense Comparison 2022-2021
Interest expense decreased $3.0 million, or 6.7%, to $41.8 million in 2022 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, was 9.0% in 2022 and 2021.
Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-employment benefit plans, which totaled $20.5 million and $33.3 million in 2022 and 2021, respectively. We recognized a non-cash curtailment gain of $23.8 million and a reduction in our benefit obligation in 2021 by eliminating post-retirement medical coverage for certain employees. We recognized pension withdrawal costs in 2021 of $12.9 million in connection with the withdrawal from pension plans that covered certain employees. The withdrawal liabilities will be paid over the next 20 years.
During 2022 we notified certain participants in our defined benefit plans of changes to be made to the plans. The Company froze future benefits for an additional four of the defined benefit plans. The freeze of future benefits resulted in a non-cash curtailment gain of $1.0 million related to the four plans. In connect with the freeze the Company provided certain plan enhancements that resulted in an increase to our net pension liability and a decrease to Accumulated Other Comprehensive income of $6.1 million. Additionally, the Company merged the six frozen plans into one defined benefit plan effective in the second quarter of fiscal 2022.
During September of 2022, the Company, as sponsor of the Lee Enterprises Incorporated Pension Plan (the "Plan") executed an agreement pursuant to which the Plan used a portion of its assets to purchase annuities from an insurance company (the "Insurer") and thereby assumed $85,622,000 of the Plan's liabilities in exchange for $81,377,000 of Plan assets. The non-cash settlement gain of $4,245,000 is recorded in Pension and OPEB related benefit (cost) and other, net.
As more fully discussed in Note 7 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement in previous years. We re-measured the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating income of $0.1 million and $0.3 million in 2022 and 2021 respectively, due to the change in fair value of the Warrants.
Non-operating Income and Expense Comparison 2021-2020
Interest expense decreased $3.0 million, or 6.2%, to $44.8 million in 2021 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, was 9.0% in 2021 and 2020. We recognized no debt financing and administrative costs in 2021 compared to $12.0 million in 2020. Expenses in the prior year are due to writing off unamortized financing costs paid in conjunction with a prior refinancing.
Included in other non-operating income and expense is income related to our defined benefit pension plans and other post-employment benefit plans, which totaled $33.3 million and $3.8 million in 2021 and 2020, respectively. We recognized a non-cash curtailment gain of $23.8 million and a reduction in our benefit obligation in 2021 by eliminating post-retirement medical coverage for certain employees. We recognized pension withdrawal costs in 2021 of $12.9 million in connection with the withdrawal from pension plans that covered certain employees. The withdrawal liabilities will be paid over the next 20 years.
As more fully discussed in Note 7 of the Notes to the Consolidated Financial Statements, included herein, we recorded a liability for the Warrants, issued in connection with the Warrant Agreement. We re-measured the liability to fair value each reporting period, with changes reported in other non-operating income (expenses). Due to the fluctuation in the price of our Common Stock and changes in interest rates, the estimated fair value of the warrant liability can change each period. We recorded non-operating income of $0.3 million and $0.8 million in 2021 and 2020 respectively, due to the change in fair value of the Warrants.
INCOME TAX EXPENSES
In 2022, we recorded income tax expense of $698,000, or 87.8% of pretax income and in 2021, we recorded an income tax expense of $7,255,000, or 22.6% of pretax income. In 2020, we recorded an income tax expense of $2,973,000, or 104.6% of pre-tax income. See Note 14 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.
NET INCOME AND EARNINGS PER SHARE
Net income was $0.1 million in 2022 compared to net income of $24.8 million in 2021. The decrease in net income is predominately due to cycling one-time non-cash benefits in 2021. In 2020, net loss was $0.1 million.
Diluted loss per share was $0.35 per share in 2022 compared to diluted earnings per share of $3.90 per share in 2021. In 2020, losses per share were $0.35 per share.
NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.
In this report, we present Adjusted EBITDA and cash costs, which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.
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
Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of the Company’s cash-settled operating costs. Cash Costs can be used by financial statement users to assess the Company's ability to manage and control its operating structure. Cash Costs are defined as compensation, newsprint and ink and other operating expenses. Depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other non-cash operating expenses and other non-operating expenses are excluded.
Tables reconciling Adjusted EBITDA to net income and Cash Costs to operating expenses, the most directly comparable measure under GAAP, are set forth below under the caption "Reconciliation of Non-GAAP Financial Measures".

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2022	2021	2020

Net Income (loss)	97	24,792	(130)
Adjusted to exclude
Income tax expense	698	7,255	2,973
Non-operating expenses, net	24,056	24,509	47,435
Equity in earnings of TNI and MNI	(5,657)	(6,412)	(3,403)
Assets loss (gain) on sales, impairments and other	9,716	8,214	(5,403)
Depreciation and amortization	36,544	42,841	36,133
Restructuring costs and other	22,720	7,182	13,751
Stock compensation	1,337	854	1,051
Add:
Ownership share of TNI and MNI EBITDA (50%)	6,541	7,317	4,764
Adjusted EBITDA	96,052	116,552	97,171
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

(Thousands of Dollars)	2022	2021	2020

Operating expenses	761,775	744,505	571,129
Adjustments
Depreciation and amortization	36,544	42,841	36,133
Assets loss (gain) on sales, impairments and other, net	9,716	8,214	(5,403)
Restructuring costs and other	22,720	7,182	13,751
Cash Costs	692,795	686,268	526,648
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow, and are expected to continue providing sufficient liquidity, together with cash on hand, to meet our future cash requirements, which primarily relate to operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash provided by operating activities totaled $3,429,000 in 2022 compared to $50,078,000 in 2021, a decrease of $46,649,000. The decrease was primarily driven by a decrease in operating results of $25,412,000 (defined as net income (loss) adjusted for non-working capital items) and a decrease in cash from working capital of $21,237,000, primarily related to unfavorable changes in accounts receivable and income taxes payable, partially offset by favorable changes in accounts payable and pension and postretirement obligations.
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

Investing Activities
Cash required for investing activities totaled $6,337,000 in 2022 and $2,278,000 in 2021. Capital spending totaled $7,536,000 and $7,479,000 in 2022 and 2021, respectively. Proceeds from sales of assets totaled $14,835,000 and $4,616,000 in 2022 and 2021, respectively.
Cash required for investing activities totaled $2,278,000 in 2021 and $118,176,000 in 2020. 2020 included $130,985,000 in spending related to the Transactions. Capital spending totaled $7,479,000 and $8,096,000 in 2021 and 2020, respectively. Proceeds from sales of assets totaled $4,616,000 and $21,710,000 in 2021 and 2020, respectively.
We anticipate that funds necessary for capital expenditures, which are expected to be $12,000,000 in 2023, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $19,693,000 in 2022 and $55,421,000 in 2021, while cash provided by financing activities totaled $93,395,000 in 2020. Debt reduction accounted for the majority of the usage of funds in 2022 and 2020, while proceeds from the Transactions accounted for the funds provided in the 2020 period.
Excluding payments required from the Company's future excess cash flow (as defined in Note 7), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. Current maturities of long-term debt are from excess cash flows. There are no other scheduled mandatory principal payments required under the Credit Agreement.
Liquidity
Our liquidity, consisting of cash on the balance sheet, totals $16.2 million at September 25, 2022. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
At September 25, 2022, the principal amount of our outstanding debt totals $462.6 million.
The 2020 Refinancing as defined in Note 7, significantly extended our debt maturity profile with final maturity of our debt in 2045.
SEASONALITY
Our largest source of advertising and marketing services revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the December and June quarters. Advertising and marketing services revenue is lowest in the March quarter.
INFLATION
Price increases (or decreases) for our products are implemented when deemed appropriate by us. We continuously evaluate price increases, productivity improvements, sourcing efficiencies and other cost reductions to mitigate the impact of inflation.

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations at September 25, 2022:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	462,554	—	—	—	462,554
Interest expense (2)	936,673	41,630	124,890	124,890	645,263
Operating lease obligations	71,144	12,921	22,501	16,923	18,799
Withdrawal liabilities	27,305	1,564	3,127	3,127	19,487
Capital expenditure commitments	3,872	3,872	—	—	—
	1,501,548	59,987	150,518	144,940	1,146,103
(1)Maturities of long-term debt are limited to mandatory payments. See Note 7 of the Notes to the Consolidated Financial Statements, included herein.
(2)Interest expense includes an estimate of interest expense for the Term Note, until its maturity in March 2045. Interest expense under the Term Note is estimated using the 9.0% contractual rate applied to the outstanding balance as reduced by future contractual maturities of such debt. See Note 7 of the Notes to Consolidated Financial Statements, included herein.
The table above excludes future cash requirements for pension, postretirement and postemployment obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements, included herein.
The contractual obligations above exclude unrecognized tax benefits to be recorded in accordance with FASB ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 14 of the Notes to the Consolidated Financial Statements, included herein.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed as described below.
INTEREST RATES ON DEBT
Our debt structure is entirely fixed rate as of September 25, 2022.
COMMODITIES
Declining structural demand trends and the COVID-19 impact on our industry and advertising led North American newsprint producers' efforts to permanently reduce manufacturing capacity by approximately 60% of pre-pandemic levels. As a result producers are experiencing high capacity utilization and increased backlogs which in turn led to numerous price increases during 2021 and 2022. We are still experiencing rising costs in our operations.
Our long term supply strategy continues to align and concentrate the Company's purchases with those cost effective suppliers most likely to continue producing and supply newsprint to the North American market. Where possible the Company will align supply with the lowest cost material.
A $10 per tonne price increase for 27.7 pound newsprint would result in an annualized reduction in income before taxes of approximately $308,000 based on anticipated consumption in 2023 excluding consumption of TNI and MNI and the impact of LIFO accounting.

SENSITIVITY TO CHANGES IN VALUE
Our fixed rate debt consists of $462,554,000 principal amount of the Term Loan recorded at carrying value. At September 25, 2022, the fair value is $463,446,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this Item is included herein under the caption “Consolidated Financial Statements”.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we concluded an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation the Company identified material weaknesses in its internal control over financial reporting. Due to the material weaknesses, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our interim and annual consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of the Evaluation Date due to the material weaknesses in the Company's internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by the Company are described below:
•Management did not maintain appropriately designed information technology general controls in the areas of user access for certain of its information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting.
•Management did not maintain appropriately designed controls over data provided by third-party service organizations for which a System and Organization Controls (SOC) 1 Type 2 report is not available. Specifically, management did not design and implement controls over the validation of the completeness and accuracy of information received from these service organizations and correspondingly relied upon by the Company in the preparation of the Company’s consolidated financial statements.
•Management did not maintain appropriately designed controls over validation of the accuracy of the tax basis associated with certain deferred tax assets and liabilities, which resulted in an immaterial error correction associated with the Company's previously issued consolidated financial statements.
BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 25, 2022, which is included herein. As a result of the material weaknesses described above, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of September 25, 2022.
Remediation Plans and Actions
Management is committed to remediating the material weaknesses that have been identified and maintaining an effective system of disclosure controls and procedures. These remediation efforts, summarized below, are intended to both address the identified material weaknesses and to enhance our overall financial control environment. In this regard, our initiatives include:
•Establishing a project team to review, evaluate, and remediate material weaknesses in internal controls over financial reporting. The Company's recently expanded Corporate Compliance function will lead management's efforts related to effective control design, documentation, and implementation, as well as remediate ineffective controls.
•Undergoing a complete user access review related to our information technology systems to refine user roles and establish appropriate user access to various systems that the Company relies upon in its internal controls over financial reporting, which includes enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties.
•Providing training to relevant personnel reinforcing existing Company policies regarding user access and the steps and procedures required to perform the required reviews of access to Company systems.
•Enhancing the design of internal controls around evaluating data provided by third-party service organizations for which a SOC 1, Type 2 is not available to validate completeness and accuracy.
•Enhancing the design of internal controls to validate the accuracy of the tax basis for deferred tax assets and liabilities, including enhancing our record retention policy to include retaining documentation for complex tax items for as long as such tax items impact our consolidated financial statements.
The material weaknesses will be considered remediated when management concludes that, through testing, the applicable remedial controls are designed and implemented effectively.
When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. These material weaknesses will not be considered remediated until the remediated and/or newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. We are working to have these material weakness remediated as soon as possible.
We are committed to continuing to improve our internal control processes and will continue to review and assess our financial reporting controls and procedures on an ongoing basis. As we continue to evaluate and improve our internal control over financial reporting, our management may determine it is appropriate or necessary to take additional measures.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 25, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Lee Enterprises, Incorporated
Davenport, Iowa

Opinion on Internal Control over Financial Reporting

We have audited Lee Enterprises, Incorporated’s (the “Company”) internal control over financial reporting as of September 25, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 25, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 25, 2022, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal year ended September 25, 2022, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated February 27, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified regarding the following:

1.Management’s failure to design and maintain effective information technology general controls relating to user access for certain of its information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting.

2.Management’s failure to design and implement effective controls over data provided by third-party service organizations for which a System and Organization Controls (SOC) 1 Type 2 report is not available. Specifically, management did not design and implement effective controls to validate the completeness and accuracy of information received from these service organizations and correspondingly relied upon by the Company in its revenue recognition process and the preparation of the Company’s consolidated financial statements.

3.Management's failure to design and implement effective controls over validation of the accuracy of the tax basis associated with certain deferred tax assets and liabilities that are relevant to the preparation of the Company's consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated February 27, 2023 on those consolidated financial statements.

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

/s/ BDO USA, LLP
Chicago, Illinois
February 27, 2023

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
David T. Pearson, 57, Director since 2020
Mr. Pearson is a private investor and business consultant. He was Chief Financial Officer of Vonage (NASDAQ: VG) from May 2013 until August 2020. In that position, he managed Vonage’s Finance, Corporate Development and Investor Relations organizations. Before Mr. Pearson joined Vonage, he spent over nine years with Deutsche Bank Securities focused on Technology, Media & Telecom (TMT) as a Managing Director and Global Media & Telecom Group Head. Prior to joining Deutsche Bank, Mr. Pearson worked at Goldman, Sachs & Co. in the firm’s TMT practice for nine years, leaving as a Managing Director. He began his career at Coopers & Lybrand and holds a M.B.A. from Harvard Business School and his A.B. in Political Science and Organizational Behavior/Management from Brown University. Mr. Pearson is a member of the boards of directors of Magnite, Inc. (NASDAQ: MGNI) and Potbelly, Inc. (NASDAQ: PBPB), where he serves as Chairperson of each company’s Audit Committee.
Mr. Pearson is a member of the Audit Committee and serves as one of the Audit Committee’s designated financial experts.
Mr. Pearson has significant executive experience, including in the areas of operations, technology, finance, capital allocation, capital markets and mergers and acquisitions, as a result of his career as an executive at and advisor to companies in the technology, media and telecommunications sectors. Additionally, through his role as Chief Financial Officer of Vonage as well as his investment banking roles, Mr. Pearson has developed a strong understanding of financial and disclosure responsibilities, internal controls and procedures, and risk management functions, making him well-qualified to serve on the Audit Committee as one of its designated financial experts.
Margaret R. Liberman, 54, Director since 2019
Ms. Liberman is Senior Vice President, News, Talk & Entertainment at SiriusXM (NASDAQ: SIRI), where she has served since October 2017 and is responsible for content and strategic direction of the talk portfolio, overseeing 60 original and partner channels and all podcast programming produced under the Stitcher and Earwolf labels. Previously, she was Vice President and Editor in Chief of the Yahoo News Group from September 2013 to June 2017 and spent 13 years at The New York Times (NYSE: NYT), most recently as Deputy News Editor for Digital Development from 2010 to 2013. From 2001 to 2010, Ms. Liberman worked at The New York Times Magazine, first as a Story Editor before becoming Deputy Editor, where she oversaw numerous award-winning video and multimedia projects. Ms. Liberman began her career at a small children’s book publisher before assuming various editorial roles at Us Weekly, Swing Magazine, Martha Stewart Living, and Bridal Guide Magazine. Ms. Liberman earned a Bachelor of Arts degree from Barnard College in 1990 and a Master of Science degree from Columbia Graduate School of Journalism in 1995.
Ms. Liberman is a member of the Nominating and Corporate Governance Committee.
Ms. Liberman is a lifelong journalist and highly accomplished digital media executive. She brings top-tier experience and tremendous expertise developing and implementing effective digital platform strategies and directing award-winning editorial content. Her extensive experience and industry familiarity enables her to contribute effectively to the Board’s oversight of the Company’s strategy and operations.
Brent Magid, 58, Director since 2010
Mr. Magid is President and Chief Executive Officer of Frank N. Magid Associates, Inc., a research-based strategy consulting company with expertise in a wide range of media. From 2007 to 2009, Mr. Magid served as a director of Quattro Wireless, a mobile advertising company. From 1989 to 1991, Mr. Magid worked in the entertainment group of JPMorgan Chase & Co.

Mr. Magid is Chairman of the Audit Committee and serves as one of the Audit Committee’s designated financial experts and is also a member of the Executive Compensation Committee.
Mr. Magid provides the Board with experience and insight into key marketing and advertising trends and related media industry strategies, especially digital media and digital services. Also, Mr. Magid provides significant financial experience and contributes extensively to the oversight and integrity of the Company’s financial statements, risk management and risk assessment, ethics and compliance functions, and procedures and controls, which qualify him to serve as Chairman of the Company’s Audit Committee and as one of its designated financial experts.
Steven C. Fletcher, 55, Director since 2020
Mr. Fletcher has served as the Chief Executive Officer of technology company Explorer Parent LLC, a firm that sponsors special purpose acquisition companies (SPACs), since July 2020, an advisor to Carney Technology Acquisition Corp. II (NASDAQ: CTAQ) since December 2020, an advisor to Epiphany Technology Acquisition Corp. (NASDAQ: EPHY) since January 2021, an advisor to BioPlus Acquisition Corp. (NASDAQ: BIOS) since January 2021 and an advisor to Enterprise 4.0 Technology Acquisition Corp. (NASDAQ: ENTF) since October 2021. He served from 2013 to August 2022 as an independent director of atVenu, a leading live event commerce platform, where he was a member of the Audit and Compensation Committees, and as an independent director of Life Signals, Inc. a healthcare technology company since November 2021. From 2003 to May 2018, Mr. Fletcher was a Managing Director, Co-Head of the Digital Media Group and Head of the Software Group at GCA Savvian, a global investment bank. He was also a member of the firm’s Management Committee. From 1994 until 2002, Mr. Fletcher worked at Goldman, Sachs & Co., where he held a number of leadership roles including Head of the Private Placement Group, Head of the IT Services sector and Co-Head of the Hardware, Storage, EMS, and Internet Infrastructure sectors. He began his career at Deloitte & Touche as a CPA. Mr. Fletcher received a B.A. in Economics from UCLA and an M.B.A. from the Wharton School of the University of Pennsylvania.
Mr. Fletcher is the Chairman of the Nominating and Corporate Governance Committee, and a member of the Audit Committee and Executive Compensation Committee.
Mr. Fletcher brings to the Board more than 20 years of experience in the investment banking industry, and he has extensive expertise with respect to debt and equity financing, strategic transactions, capital allocation, capital markets and corporate financial management, particularly in the digital media sector. He also has significant experience with corporate governance through prior service on several boards. His experience enables him to provide strong oversight of financial and disclosure responsibilities, controls, and procedures, and he serves as one of the Audit Committee’s designated financial experts.
Shaun McAlmont, 57, Director since May 2022
Dr. McAlmont is a seasoned executive with deep experience overseeing successful digital transformations, change management and strategic partnerships. In early 2022, Dr. McAlmont joined a cybersecurity training company, NINJIO, LLC, as President and CEO, after serving since 2018 as the President of Career Learning at Stride, Inc. (NYSE: LRN), a $1.5 billion technology-based education company, where he led a multi-year digital transformation that doubled the size of the career learning business through the introduction of new IT, business and healthcare career training programs, three acquisitions, and strategic corporate and higher education partnerships. From 2015 to 2017, he was the President and CEO of Neumont College of Computer Science, a for-profit training institution. Dr. McAlmont also served as the President and CEO of Lincoln Educational Services (NASDAQ: LINC) from 2005 to 2015. Dr. McAlmont held senior-level manager positions at Alta Colleges, where he pioneered online learning at scale, and Heald Colleges from 1991 to 2005, after beginning his career at Stanford University. Dr. McAlmont received a Bachelor of Science degree in Psychology from Brigham Young University and multiple graduate degrees in the education field, including a Doctorate of Higher Education Management from the University of Pennsylvania. He recently completed the Board Education Program at Stanford University Directors College. Dr. McAlmont is a member of the BorgWarner (NYSE: BWA) board of directors, where he serves on its compensation committee.
Dr. McAlmont is a member of the Executive Compensation Committee.

Dr. McAlmont brings to the Board more than 25 years of career leading successful digital transformations at scale in online learning and workforce training and has leveraged past learnings to drive growth and generate value at several companies. He has significant executive leadership and public company board experience.
Gregory P. Schermer, 68, Director since 1999
Mr. Schermer served as Vice President — Strategy of the Company from March 2012 until his retirement in September 2016. From 1989 to July 2006, Mr. Schermer served as Corporate Counsel of the Company, and from July 2006 until October 2012, he served as Vice President — Interactive Media of the Company. Mr. Schermer led the development of the Company’s digital media strategies and platforms, including the successful expansion of BLOX Digital and represented the Company in several industry digital media initiatives, including The Local Media Consortium (the “Consortium”), a group of 82 companies that create digital partnerships for local media operations. Mr. Schermer served as a member of the Consortium’s executive committee.
Mr. Schermer is a member of the Audit Committee and Nominating and Corporate Governance Committee.
Mr. Schermer provides the Board with insight and operational perspective on the Company’s digital media strategies and his in-depth understanding of the Company’s business, strategy and operations makes him well-qualified to provide guidance to the Board in its oversight of the Company’s digital transformation. Through his former role as the Company’s corporate counsel, he also provides the Board with valuable insight on legal matters, compliance and risk assessment, and corporate governance.
Mary E. Junck, 75, Director since 1999
Mary E. Junck was elected Executive Chairman of the Company in February 2016 and elected Chairman in February 2019. She joined Lee in 1999 as Executive Vice President and Chief Operating Officer. She became president in 2000, Chief Executive Officer in 2001 and Chairman in January 2002. She previously held senior executive positions at the former Times Mirror Company, where she was responsible for the operations of Newsday, The Baltimore Sun (publisher and chief executive officer), the Hartford Courant, The Morning Call, Southern Connecticut Newspapers and St. Paul Pioneer Press (publisher and president). She also had responsibility for Times Mirror magazines and StayWell, Times Mirror’s consumer health company. She was a member of the board of directors of The Associated Press from 2004 to 2017 and was chairman from 2012 to 2017. Since October 2016, Ms. Junck has served as a director of Postmedia Network Canada Corp. (TSE: PNC.A), a public company based in Toronto, Canada, that owns numerous newspapers and associated online platforms throughout Canada.
Ms. Junck’s in-depth knowledge of the Company and the publishing industry, in which she has worked in executive and senior management positions for more than 32 years, enables her to lead the Board effectively in her capacity as Chairman. Ms. Junck provides a valuable and unique perspective in Board deliberations about the Company’s business, competitive landscape, strategic relationships and opportunities, senior leadership and operational and financial performance. As Chairman, Ms. Junck serves as an advisor to the Chief Executive Officer and provides overall leadership for the Board. Her experience provides her with a thorough understanding of strategic direction and partnerships, financial matters and board management.
Herbert W. Moloney III, 72, Director since 2001
From December 2006 until his retirement in July 2011, Mr. Moloney was President and Chief Operating Officer of Western Colorprint, Inc., a privately held company that provided advertising supplements and commercial printing services to the publishing industry. From April 2005 to November 2006, Mr. Moloney was President and Publisher of the Washington Examiner. From 2000 to March 2005, Mr. Moloney was the Chief Operating Officer, North America, and an Executive Vice President of Vertis, Inc., a premium provider of targeted advertising and marketing solutions to leading retail and consumer services companies.
Mr. Moloney is Chairman of the Executive Compensation Committee and a member of the Audit Committee, the Nominating and Corporate Governance Committee, and the Executive Committee. Mr. Moloney has been designated as the Company’s Lead Director by the independent directors to preside over executive sessions of non-management directors, among other duties.

Mr. Moloney brings to the Board more than 30 years of executive and management experience in the publishing and television industries. His extensive relevant industry and executive leadership experience provides him with substantive knowledge about a variety of issues that are related to the Company’s business, including digital and print advertising and marketing, operations and strategy development.
Kevin D. Mowbray, 61, Director since 2016
Mr. Mowbray was elected as the Company’s President and Chief Executive Officer (“CEO”) in February 2016. Prior to his election as CEO, Mr. Mowbray was the Company’s Executive Vice President and Chief Operating Officer from April 2015, and served as Vice President and Chief Operating Officer since 2013. He previously was publisher of the Company’s largest newspaper, the St. Louis Post-Dispatch, from 2006 to 2013, where he drove the Company’s digital efforts and piloted many significant digital products and initiatives. Mr. Mowbray is a member of the News Media Alliance board of directors, where he also serves on its executive committee and is the chair of the board of trustees of the American Press Institute. He is also a member of the board of directors of the Associated Press.
As President and CEO, Mr. Mowbray has direct responsibility for all aspects of the Company’s operations, including more than 77 markets in 26 states and the corporate staff, with special focus on digital growth, revenue expansion and business transformation. His familiarity with the Company and his role in spearheading the development of our five-year strategic plan and digital strategies and overseeing our transformation, coupled with his 36 years of executive and management experience in the publishing industry, makes him a valuable addition to our Board.

EXECUTIVE OFFICERS

Name	Offices or Positions to be Held	Biographical Information
Kevin D. Mowbray	President and Chief Executive Officer	Mr. Mowbray, age 61, has been President and Chief Executive Officer since February 2016. Previously, Mr. Mowbray held the titles of Executive Vice President and Chief Operating Officer from April 2015 to February 2016, Vice President and Chief Operating Officer from May 2013 to April 2015, Publisher of the St. Louis Post-Dispatch from 2006 to May 2013, and Vice President - Publishing from 2004 to May 2013. Mr. Mowbray joined the Company in 1986 and served in several positions in the Company’s sales and marketing and newspaper management functions, including as Vice President for Sales and Marketing and General Manager, the Missoulian.

Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer	Mr. Millage, age 42, has been Vice President, Chief Financial Officer and Treasurer since August 2018. Mr. Millage served as the corporate controller of the Company from 2012 to 2018. Prior to joining the Company, Mr. Millage served as an audit manager with Deloitte, LLP and worked for multinational clients in various industries.

Nathan E. Bekke	Operating Vice President; Vice President - Audience Strategy	Mr. Bekke, age 53, has been Vice President - Consumer Sales and Marketing since February 2015. Previously, Mr. Bekke served as Publisher of the Casper Star-Tribune, a Company newspaper, from 2003 to February 2015. Mr. Bekke joined the Company in 1988 and served in several positions in the Company’s sales and marketing function, including as director of sales and marketing at Billings Gazette and the Independent Record.

Astrid J. Garcia	Vice President - Human Resources and Legal; Chief Legal Officer	Ms. Garcia, age 72, has been Vice President - Human Resources and Legal since 2013. Previously, Ms. Garcia served as Vice President of Human Resources and Operations at the St. Louis Post-Dispatch from December 2006 to 2013. Prior to joining the Company, Ms. Garcia served as a senior human resources professional and legal advisor for a number of companies in the publishing industry.

Joseph J. Battistoni	Vice President - Sales and Marketing	Mr. Battistoni, age 40, has been Vice President - Sales and Marketing since November 2020. Previously, Mr. Battistoni held the titles of Vice President - Local Advertising from January 2020 to November 2020 and General Manager and Vice President of Sales and Marketing at The Times of Northwest Indiana from November 2015 to January 2020. Mr. Battistoni joined the Company as Digital Director of The Times in March 2014. Prior to joining the Company, Mr. Battistoni was employed by Tribune Media Company in various leadership positions involving the delivery of digital services and targeted media.

Jolene Sherman	Vice President - Business Development and Market Strategy	Ms. Sherman, age 41, has been Vice President - Business Development and Market Strategies since June 2022. Previously Ms. Sherman was Vice President - Digital Sales and Agency Strategies from March 2020 until June 2022. Prior to that, Ms. Sherman served as the Vice President and Managing Director of Amplified Digital from 2017 until March 2020. Ms. Sherman joined the Company in 2005 as a sales executive with the St. Louis Post-Dispatch.

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our executive officers and directors to file initial reports of ownership and reports of changes in that ownership with the SEC. Specific due dates for these reports have been established and we are required to disclose in our Proxy Statement any failure to file by these dates in 2021.
Based solely on review of the reports received by the Company, and on written representations from certain reporting persons, the Company believes the persons subject to Section 16(a) reporting complied with applicable SEC filing requirements during fiscal year 2022, with the exception of a Form 3 filing on behalf of Dr. Shaun E. McAlmont, related to his election as a Director, which was effective May 9, 2022, and filed late on September 6, 2022.
CODE OF ETHICS
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
AUDIT COMMITTEE
The Company’s Board of Directors has a separately designated standing Audit Committee. The Audit Committee of the Company’s Board of Directors consists of Messrs. Fletcher, Magid, Moloney, Pearson, and Schermer, with Mr. Magid serving as chairman. Each member of the Audit Committee meets the financial sophistication requirements of NASDAQ. Our Board has determined that Messrs. Magid, Fletcher, and Pearson meet the requirements of an audit committee financial expert, as defined by the SEC, and that all Audit Committee members are financially sophisticated and meet the NASDAQ’s independence requirements and definition of an independent director.
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
References to “we,” “our” or “us” under “Executive Compensation” refer to the Executive Compensation Committee.
The following describes certain aspects, elements, and objectives of and information concerning the Company's executive compensation program with respect to the Company's NEOs in 2022.
2022 Corporate Performance Assessment
In 2022, the Company continued to grow digital revenue, managed print revenue in a difficult environment, controlled costs and significantly reduced debt. Significant results for the year included the following:
•Total operating revenue was $781 million, down 2% versus the prior year.
•Total Digital Revenue was $240 million, a 27% increase over the prior year, and represented 31% of our total operating revenue.
•Digital-only subscription revenue increased 42% in 2022 compared to 2021.
•Digital advertising and marketing services revenue represented 50% of our total advertising revenue and totaled $181 million, a 28% increase over the prior year. Digital marketing services revenue at Amplified Digital® fueled the growth, with revenue of $76 million, an 83% increase over the prior year.
•Digital services revenue, which is predominantly BLOX Digital, totaled $18 million in the year. On a standalone basis, revenue at BLOX Digital totaled $31 million, a 14% increase over the prior year.

•Operating expenses totaled $762 million and Cash Costs were up 1%. Rapidly rising prices, incremental investments in digital talent and technology tied to our digital growth strategy, and an increase in cost of goods sold attributed to revenue growth at Amplified Digital® were partially offset by reductions in costs tied to our legacy print revenue streams.
•Net income totaled $0.1 million and Adjusted EBITDA totaled $96 million.
The Named Executive Officers
The Company's NEOs include the principal executive officer, the principal financial officer and the other most highly compensated executive officer who was serving as an executive officer at September 25, 2022. In 2022, the NEOs were:

Kevin D. Mowbray	President and Chief Executive Officer
Timothy R. Millage	Vice President, Chief Financial Officer & Treasurer
Nathan E. Bekke	Operating Vice President, Vice President - Audience Strategy
Elements of Compensation
Our compensation program reinforces the key drivers of success in the Company’s business. Our financial emphasis is on revenue and operating cash flow. We believe these two measures are key measures of long and short-term success in our industry. Compensation for our NEOs includes the following:
•Salaries;
•Annual cash incentives which are based, to a large extent, on annual performance of the Company and the operations the individual manages;
•Discretionary cash bonus awards in those circumstances where we believe exceptional performance is not adequately rewarded under our annual cash incentive compensation program;
•Long-term equity incentives in the form of stock options or restricted Common Stock awards that fully vest three years after grant; and
•Benefits, including health, life and disability insurance, a 401(K) plan and a supplemental deferred compensation plan.
Our annual cash incentive program places a portion of NEO compensation at risk, based on performance criteria. In addition, stock options, when granted, are inherently performance-based because an option only has value if the stock price rises after the option is granted. In some instances, we also make restricted Common Stock awards conditioned on the achievement of one or more specified performance goals under our Incentive Compensation Program.
Say-On-Pay Proposals
At our 2017 annual meeting, we conducted a non-binding advisory vote of the shareholders on the frequency of advisory votes on the Company’s compensation of its NEOs (the “say-on-frequency” vote). Of the 4,273,000 shares represented at the meeting, a plurality of approximately 41.0% of the shares represented at the meeting were voted in favor of a one-year frequency vote; 25.2% of such shares were voted in favor of a three-year frequency for such votes; and due to broker non-votes, approximately 32.8% of the shares represented at the meeting were not voted in favor of any alternative.
Due to the inconclusive nature of the advisory voting results, the Executive Compensation Committee considered several factors in making its determination regarding the frequency of advisory shareholder votes on the Company’s executive compensation program.
•In 2011, 2014, and 2017, the shareholders recommended, on an advisory basis, the approval of the compensation philosophy, policies and procedures employed by the Executive Compensation Committee, substantially as described herein (the “say-on-pay” vote).

•In 2011, 2014, and 2017, 93.6%, 95.8%, and 95.4% of the votes cast were voted in favor of the say-on-pay proposal, respectively.
•Shareholder engagement and feedback findings do not indicate any concerns with the Company’s executive compensation program.
•Shareholders who have concerns about executive compensation during the interval between “say-on-pay” votes are welcome to bring their specific concerns to the attention of the Board and the Executive Compensation Committee.
Consistent with the recommendation of the Board as set forth in the Company’s proxy statement for its 2017 annual meeting, the Board determined, after consideration, to continue holding an advisory shareholder vote on the compensation of the Company’s NEOs every three years. This policy remains in effect until the “say-on-frequency” advisory vote regarding the compensation of the Company’s NEOs at the Annual Meeting. The next scheduled “say-on-pay” advisory vote related to executive compensation matters will be conducted at the 2023 Annual Meeting and the Board is recommending a change to an annual “say-on-pay frequency” advisory vote in order to reflect market trends and best practices.
Valuation of Equity Awards
The accounting value of equity awards is charged to expense over the vesting period of the equity award. The accounting value of equity awards to NEOs is summarized below:

(Dollars)	Total Accounting Value of 2022 Grants	Accounting Charge Recorded in 2022 for 2022 Grants	Accounting Charge Recorded in 2022 for 2021, 2020 and 2019 Grants	Accounting Charge to be Recorded in 2023-2025 for 2022 Grants

Kevin D. Mowbray	400,000	105,556	327,500	294,444
Timothy R. Millage	250,000	65,976	68,028	184,024
Nathan E. Bekke	250,000	65,976	30,556	184,024
Summary Compensation Table
The following table summarizes the 2022 and 2021 compensation of the NEOs:

(Dollars)	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3) (4)	Total

Kevin D. Mowbray	2022	900,000	400,000	—	1,008,056	23,779	2,331,835
President and Chief Executive Officer	2021	900,000	168,000	—	1,083,595	23,017	2,174,612

Timothy R. Millage	2022	506,250	250,000	—	283,516	11,570	1,051,336
Vice President, Chief Financial Officer, and Treasurer	2021	450,000	56,000	—	270,899	12,829	789,728

Nathan E. Bekke	2022	500,833	250,000	—	355,484	11,301	1,117,618
Operating Vice President; Vice President - Audience Strategy	2021	400,000	39,823	—	240,799	11,432	692,054
(1) Stock and option awards are granted at a price equal to the fair market value on the date of grant. Information with respect to stock awards granted to the NEOs is reflected in “Outstanding Equity Awards at September 25, 2022” below.

(2) Includes discretionary amounts paid under the annual cash incentive plan.
(3) Includes matching contributions made to the Company's Retirement Account Plan and Non-Qualified Plan during the year. To the extent qualifying compensation was not received during the year, such as certain non-equity incentive plan compensation, the related matching contribution may be reported in a subsequent year.
(4) The Lee Foundation, an affiliate of the Company, matches on a dollar-for-dollar basis up to $5,000 annually, charitable contributions made by NEOs to qualifying organizations. Such matching contributions are not considered compensation of the NEO.
Grants of Plan-Based Awards
The following table summarizes information related to 2022 grants of equity compensation under the LTIP and the Incentive Compensation Program for the CEO, and under the LTIP for the other NEOs.

(Dollars)	2022 Grant Date	All Other Stock Awards: Number of Shares of Stock	2022 Grant Date Fair Value of Stock Awards

Kevin D. Mowbray	12/10/2021	13,329	400,000
Timothy R. Millage	12/10/2021	8,331	250,000
Nathan E. Bekke	12/10/2021	8,331	250,000
Outstanding Equity Awards at September 25, 2022
The following table summarizes outstanding equity awards to the NEOs as of September 25, 2022:

(Dollars, Except Share Data)	Restricted Common Stock Awards
	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested (1)
Kevin D. Mowbray
2022 Stock Award	13,329	226,726
2021 Stock Award	15,000	255,150
2020 Stock Award	20,000	340,200
Timothy R. Millage
2022 Stock Award	8,331	141,710
2021 Stock Award	5,000	85,050
2020 Stock Award	5,400	91,854
Nathan E. Bekke
2022 Stock Award	8,331	141,710
2021 Stock Award	3,556	60,488
2020 Stock Award	3,200	54,432
(1) Based on closing market price of $17.01 on September 23, 2022.

Option Exercises and Stock Vested
The following table summarizes information related to vesting of restricted Common Stock of the NEOs in 2022:

	Restricted Common Stock
(Dollars, Except Share Date)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Kevin D. Mowbray	20,000	334,800
Timothy R. Millage	5,400	90,396
Nathan E. Bekke	3,200	53,568

Non-Qualified Deferred Compensation
The following table summarizes information related to 2022 activity in the Non-Qualified Plan for the NEOs.

(Dollars)	NEO Contributions	Company Contributions	Aggregate Earnings	Distributions	Aggregate Balance at September 25, 2022
	(1)	(2)	(3)		(4)
Kevin D. Mowbray	44,197	17,679	3,611	—	549,724
Timothy R. Millage	13,674	5,470	(12,932)	—	62,345
Nathan E. Bekke	13,002	5,201	(6,788)	—	75,148
(1) Amounts included in total compensation in the Summary Compensation Table under “Salary.”
(2) Amounts included in total compensation in the Summary Compensation Table under “All Other Compensation”.
(3) Earnings are based on the performance of investments selected by the NEO.
(4) Amounts include compensation to the NEO in the form of Company contributions prior to 2021.
For those NEOs continuing to participate in the Non-Qualified Plan in 2020 and thereafter, withdrawals are permitted following termination of employment. Employee contributions are limited to 45% of salary and bonus compensation. See “Primary Benefits” above for additional information with regard to the Non-Qualified Plan.
Change of Control, Employment and Other Agreements
In 2015, we entered into amended and restated employment agreements between the Company and eight senior executive officers, including all of our NEOs, with the exception of Messrs. Farris and Millage, who entered into such agreements in 2018. The employment agreements entitle these executives to severance and other benefits upon termination without cause or for good reason that becomes effective only upon a change of control. We approved the new agreements because we believe they better align our agreements with general industry change of control employment agreements.
A change of control is defined to include certain mergers and acquisitions, liquidation or dissolution of the Company, changes in the membership of the Company's Board and acquisition of 15% of the outstanding stock of the Company for the purpose of changing the control of the Company. The new agreements superseded agreements originally entered into in 1998 and amended and restated in 2008 and provide substantially lower benefits upon a change of control.
Absent a change of control, the agreements do not require the Company to retain the executives or to pay them any specified level of compensation or benefits, and they remain employees at will.
The agreements extend for two years from the date of signature. On each annual anniversary date of the agreements (each a “Renewal Date”), the change of control period will be automatically extended so as to terminate two years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company gives notice to the executive that the change of control period will not be extended.
The agreements are subject to the following triggers:
•The agreements become effective and the protective features vest upon a change of control or if an executive's employment is terminated as a consequence of such event.
•The agreements provide that each executive is to remain an employee for a two-year period following a change of control of the Company unless the executive resigns for good reason or is terminated for cause, each as defined in the agreement.
Under the agreements, a termination pursuant to the terms of the change of control agreement triggers the following compensation and benefits for the executives:

Employment Period Benefits
During the two-year employment period, the executives are entitled to:
•An annual base salary, payable monthly in an amount at least equal to their highest monthly base salary during the year prior to the change of control;
•An annual bonus, payable in a lump sum within 75 days following each fiscal year in an amount at least equal to their highest annual bonus in the three years prior to the change of control;
•Continued participation in the Company's incentive, savings, retirement, and welfare benefit plans; and
•Payment of expenses and fringe benefits (including office and support staff, tax and financial planning services, applicable club dues and use of an automobile and related expenses) to the extent paid or provided to such executive immediately prior to the change of control or to other peer executives of the Company.
Benefits Upon Termination
If the executive's employment is terminated during the two-year employment period other than for cause, death or disability, or the executive terminates employment for good reason, the executive will be entitled to the following benefits:
•All accrued and unpaid annual base salary and annual bonus for the prior fiscal year payable in a lump sum within 30 days of termination;
•A lump sum severance payment equal to the amount corresponding to the executive's title set forth in the following table:
•CEO            3x annual base salary and highest recent annual bonus
•Vice Presidents        1x annual base salary and highest recent annual bonus
•A payment equal to the payment multiple above of the Company's average annual contributions on behalf of the executive under all defined contribution plans maintained by the Company during the three-year period immediately preceding the termination;
•Any legal fees and expenses incurred by the executive in asserting legal rights in connection with the agreement; and
•Continued welfare benefits for the period equal to the multiple of their base salary payable plus certain outplacement services.
Under the agreements, termination for cause means termination of the executive's employment due to the (1) willful and continued failure of the executive to perform substantially the executive's duties with the Company or one of its affiliates, or (2) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.
Good reason means actions taken by the Company that result in a material negative change in the employment relationship, including a detrimental change in responsibilities, a reduction in salary or benefits or a relocation of office, as described in the agreement.
Excise Tax Cap on Payments
To reduce the impact of any excise tax imposed on the executive related to the change of control, the agreements also require the Company to cap the overall value of payments if such reduction results in a larger net after-tax payment than would result if such payments were not capped and subject to an excise tax.

Other Provisions
For a period of one year after the agreements become effective, the executives are restricted from:
•Disclosing the confidential information of the Company and its affiliates;
•Competing against the Company and its affiliates;
•Soliciting the customers of the Company and its affiliates; and
•Soliciting the employees of the Company and its affiliates for employment and hiring them, unless the employee is responding to employment advertising of a general nature or unless approved by the President of the Company in advance.
There is no requirement in the agreements that the executives execute a release of claims in favor of the Company and its affiliates.
Acquirer's Obligations
The agreements mandate that the Company require an acquirer to assume and satisfy the Company's obligations under the agreements.
Equity Awards
The Company's LTIP was amended to provide that, if a change of control occurs, for early vesting and exercise and issuance or payment will be subject to a “double-trigger” for the following awards to executives (subject to certain limits):
•Awards of restricted Common Stock;
•Stock options and stock grants; or
•Amounts payable instead of such issuance in a lump-sum payment within 30 days of surrender of such stock options to the Company.
Generally, vesting and payment will not occur if replacement awards equal in value and vesting terms are granted to the affected executive in connection with the change of control, unless the executive is thereafter terminated within the specified protection period.
Potential Payments Upon Termination or Change of Control
The following summarizes information as of September 25, 2022, related to estimated potential cash payments upon a change of control to the NEOs. Amounts in the table do not reflect income tax benefits that may be realized by the Company. The estimated payments also make assumptions as to whether certain discretionary bonus payments made to NEOs are qualifying annual incentive plan payments under the agreements.

(Dollars)	Estimated Net Present Value of Change of Control Severance and Benefits

Kevin D. Mowbray	7,178,428
Timothy R. Millage	1,195,522
Nathan E. Bekke	1,141,568
COMPENSATION OF NON-EMPLOYEE DIRECTORS
We desire to compensate our directors in a manner that is comparable to compensation levels at companies in our peer group and companies of a similar size (see “Peer Group Information” under “Executive Compensation” below) and provides stock ownership. Peer group proxy statements are provided to the Executive Compensation Committee with information on annual retainers and compensation for attendance at board and committee meetings. The Executive Compensation Committee reviews the information and makes a recommendation to the full Board for its approval. In 2019, the Executive Compensation Committee also requested a comprehensive report on peer group director compensation from Korn Ferry, its independent consultant (the “Korn Ferry report”).
In December 2019, upon the recommendation of the Executive Compensation Committee after review and analysis of industry peer board compensation practices and the Korn Ferry report, as part of the Board's ongoing review of the Company's governance practices, the Board approved the following Board compensation program:
•Annual cash retainer to $100,000 in lieu of such fees;
•Implementation of an annual cash retainer for the following committee chairs and Lead Director:
•Lead Director         $20,000
•Audit and ECC        $15,000
•NCGC            $10,000
•Implementation of non-employee director stock ownership guidelines, as reflected in the Company Corporate Governance Guidelines; and
•Annual restricted stock awards under the 2020 Long-Term Incentive Plan (“2020 Plan”) to non-employee directors, with the 2020 stock award to be shares of Company common stock with a fair market value of $50,000 on June 1, 2020, subject to shareholder approval of the 2020 Plan.
At the 2020 Annual Meeting, the shareholders approved the 2020 Plan, and the 2020 Plan was implemented in March 2020 and remains in effect in 2023. In 2022, the annual restricted stock award to non-employee directors was increased to $60,000.
Directors engaged to provide consultative services are normally compensated at the rate of $1,500 per day. None of our non-employee directors received compensation for consultative services in 2022.
The following table summarizes non-employee director compensation for calendar 2022:

(Dollars)	Fees Earned or Paid in Cash	(1)	Value of Stock Awards	(2)	Total
Steven C. Fletcher	105,000		60,000		165,000
Margaret R. Liberman	100,000		60,000		160,000
Brent M. Magid	115,000		60,000		175,000
Shaun E. McAlmont	64,516		60,000		124,516
Herbert W. Moloney lll	135,000		60,000		195,000
David T. Pearson	100,000		60,000		160,000
Gregory P. Schermer	105,000		60,000		165,000
Mary E. Junck	250,000		180,000		430,000
(1) Cash compensation in excess of the 2022 annual retainer represents payment for directors as a committee chair or, in the case of Mr. Moloney, for his service as Lead Director.
(2) All restricted stock awards are fully vested on the first anniversary of the grant date. Restricted Stock awards are granted at a price equal to the fair market value of the date of the grant.
The Board has authorized non-employee directors, prior to the beginning of any calendar year, to elect to defer receipt of all or any part of the cash compensation a director might earn during such year under our Outside Directors Deferral Plan (Amended and Restated as of January 1, 2008). Amounts so deferred will be paid to the director upon his or her separation from service, death, or disability, adjusted for any investment gains (or losses) thereon. Alternatively, directors may elect to have deferred compensation credited to a “rabbi trust” established by us with an independent trustee, which administers the investment of amounts so credited for the benefit and at the direction of the trust beneficiaries until their accounts are distributed under the deferred compensation plan. Amounts so credited for the benefit of non-employee directors are invested in investment alternatives selected by the director.
None of our employees receives any compensation for serving as a director.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
Information as of September 25, 2022, with respect to equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (Dollars) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares in column A)
	(1)		(2) (3)
Equity compensations plans approved by shareholders	—	—	279,810
(1) LTIP
(2) Includes the number of securities remaining available for future issuance under our LTIP
(3) Those securities not issued as a result of cancellation, forfeiture or surrender of previously outstanding options or adjustment of target restricted stock awards remain available for issuance, at the discretion of the Executive Compensation Committee, under the LTIP. Such shares are excluded from the total presented as the amount cannot be ascertained. Unvested restricted stock awards are not included in the number of shares presented as they are no longer available for future issuance once granted.
VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
The following table sets forth information as of January 12, 2023, except as set forth below, as to each person known by us to own beneficially more than 5% of our Common Stock.

Name and Address of Beneficial Owner		Title of Class	Shares of Common Stock	Percent of Class

Cannell Capital, LLC (1)	245 Meriwether Circle, Alta, WY 83414	Common Stock	546,935	9.15%

Praetorian Capital Fund LLC (2)	330 Mangrove Thicket Blvd, Ponte Vedra, FL 32081	Common Stock	430,000	7.30%

Mason P. Slaine Revocable Trust (3)	1000 S. Ocean Blvd, Unit 501, Boca Raton, FL 33432	Common Stock	299,000	5.00%
(1) Information is based solely on a report on Schedule 13D/A filed with the SEC on December 8, 2022.
(2) Information is based solely on a report on Schedule 13D, filed with the SEC on February 2, 2022.
(3) Information is based solely on a report on Schedule 13D filed with the SEC on September 23, 2022.

The following table sets forth information as to our Common Stock beneficially owned as of January 12, 2023, by each director and nominee, each of the NEOs listed in the Summary Compensation Table, and by all directors and executive officers as a group:

Beneficial Owner	Shares of Common Stock	Percent of Class
Nathan E. Bekke	30,800	*
Astrid J. Garcia	18,991	*
Joseph J. Battistoni	16,047	*
Ray G. Farris (1)	22,716	*
Steven C. Fletcher	9,644	*
Mary E. Junck	185,784	3.1%
Margaret R. Liberman	8,644	*
Brent M. Magid	17,482	*
Shaun E. McAlmont	3,067	*
Timothy R. Millage	29,092	*
Kevin D. Mowbray	117,316	1.9%
Herbert W. Moloney lll	18,819	*
David T. Pearson	9,745	*
Gregory P. Schermer (2)	132,895	2.2%
Jolene N. Sherman	5,596	*
All executive officers and directors as a group (15 persons) (1) (2)		10.4%
* Less than one percent of the class
(1) Mr. Farris retired as an Executive Officer of the Company effective January 1, 2023.
(2) Mr. Schermer disclaims beneficial ownership of the following shares, included above - 3,182 shares of Common Stock held by a trust for the benefit of his son, 2,782 shares of Common Stock held by a trust for the benefit of a daughter and 4,764 shares of Common Stock held by separate trusts for the benefit of two other daughters as to which Mr. Schermer shares voting and investment authority.
(3) None of the shares shown in the table as beneficially owned by directors and executive officers is hedged or pledged as security for any obligation.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We have adopted procedures that apply to any transaction or series of transactions in which the Company or a subsidiary is a participant involving an amount in excess of $120,000, and a related person has a direct or indirect material interest. Under SEC rules, a related person is a director, nominee for director, executive officer, owner of more than 5% of our Common Stock or immediate family member of any of the above. On an annual basis, each director, nominee for director and officer and certain 5% or greater shareholders are required to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a related person has a direct or indirect material interest. Our general counsel is primarily responsible for the development and implementation of procedures and controls to obtain information from these related persons. The charter of our Audit Committee provides that the Audit Committee is responsible for review, approval, or ratification of related-person transactions. Though we have no written policy, it is the practice of our Audit Committee to approve such transactions only if it deems them to be in the best interests of the Company. When considering a transaction, the Audit Committee will review all relevant factors, including our rationale for entering into a related-person transaction, alternatives to the transaction, whether the transaction is on terms at least as fair to the Company as would be the case were the transaction entered into with a third party, and potential for an actual or apparent conflict of interest. The Audit Committee reports its findings to the Board.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.
BOARD LEADERSHIP AND COMMITTEE STRUCTURE
Our Board has three standing committees: the Audit Committee, the Executive Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee is composed of at least three independent directors, and each committee operates under a written charter, which are all available on our website www.lee.net by clicking on “About” and then “Governance.”
The members of the committees are shown in the table below:

	Audit Committee	(1)	ECC	(1)	NCGC	(1)
Steven C. Fletcher	Member		Member		Chairman
Margaret R. Liberman	—		—		Member
Mary E. Junck	—		—		—
Brent M. Magid	Chairman		Member		—
Shaun E. McAlmont	—		Member		—
Herbert W. Moloney lll	Member		Chairman		Member
Kevin D. Mowbray	—		—		—
David T. Pearson	Member		—		—
Gregory P. Schermer	Member		—		Member
(1)The Committee is composed of “independent” non-employee directors. See discussion of “Director Independence” below.
As stated in our Corporate Governance Guidelines, our Board has no formal policy with respect to the separation of the offices of Chairman and the CEO. Our Board presently believes that having a separate Chairman and CEO, together with an independent Lead Director, provides the best Board leadership structure for the Company. This structure, together with our other corporate governance practices, provides strong independent oversight of management, while ensuring clear strategic alignment throughout the Company. Ms. Junck serves as Chairman of the Board and Kevin Mowbray serves as President and CEO. Our Lead Director is a non-employee director who is elected by the independent members of the Board at its annual meeting. Herbert W. Moloney III, a director since 2001, currently serves as our Lead Director.
The role of Mr. Moloney, as Lead Director, includes the following duties:
•Preside at all meetings of the Board when the Chairman is not present;
•Call meetings of the non-management directors, as needed;
•Develop the agendas for meetings of the non-management directors;
•Preside at executive sessions of the non-management directors;
•Confer regularly with the Chairman and the CEO;
•Serve as a liaison between the CEO and the non-management directors;
•In consultation with the Chairman, review and approve Board meeting schedules and agendas; and
•Meet with shareholders as appropriate.

DIRECTOR INDEPENDENCE
The Nominating and Corporate Governance Committee assesses the independence of each director and director nominee and makes recommendations to the Board. For a director or director nominee to be “independent,” the Board must affirmatively determine that the director has no material relationship with the Company other than his or her service as a director. In addition, members of the Audit Committee and Executive Compensation Committee must meet heightened independence standards under applicable NASDAQ and SEC rules.
Our Board has examined the relationship between each of our non-employee directors and the Company and has determined that Ms. Junck and Ms. Liberman and Messrs. Fletcher, Magid, McAlmont, Moloney. Pearson and Schermer qualify as “independent” directors in accordance with NASDAQ rules and, in the case of the Audit Committee and Executive Compensation Committee, the rules of the SEC. Mr. Mowbray does not qualify as an independent director because he is an employee of the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2022 and 2021, BDO and KPMG performed the following professional services and received, or will receive, fees in the amounts indicated.

(Dollars)	2022	2021
	BDO	KPMG

Audit fees	825,000	1,736,500
Audit-related fees	—	—
Tax Fees	—	—
All other Fees	—	—
	825,000	1,736,500
All services rendered by BDO and KPMG are permissible under applicable laws and regulations. The Audit Committee reviewed and pre-approved all services related to the fees listed in the above table in accordance with our Policy Regarding the Approval of Audit and Non-Audit Services by Independent Public Accountants (“Policy”). Under the Policy, Audit Committee pre-approval includes audit services, audit-related services, tax services, other services and services exceeding the pre-approved cost range. In some instances, pre-approval is provided by the full Audit Committee for up to a year with any such pre-approval relating to a particular defined assignment or scope of work and subject to a specific defined budget. In other instances, the Audit Committee may delegate pre-approval authority of additional services to one or more designated members with any such pre-approval reported to the Audit Committee at its next scheduled meeting. Any pre-approved service requires the submission of an engagement letter or other detailed back-up information. Pursuant to rules of the SEC, the fees paid to BDO and KPMG for services are disclosed in the table above under the categories described below, as applicable.
Audit Fees – Fees for professional services for the audit of our Consolidated Financial Statements, review of financial statements included in our quarterly Form 10-Q filings, attestation reporting on the effectiveness of our internal control over financial reporting, and services that are normally provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees – Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This includes due diligence related to mergers and acquisitions, preparation of comfort letters related to financing or other transactions, attestations that are not required by statute or regulation, and consulting related to financial accounting or reporting standards.
Tax Fees – Fees for professional services with respect to tax compliance and advice and planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from audit-related matters. We also engage the services of other accounting firms and law firms for such services. Fees paid to such firms are not reflected in the table above except to the extent BDO and KPMG is engaged directly by such firms to perform services on behalf of the Company.
All Other Fees - Fees for other permissible work that does not meet the above category descriptions.
These services are actively monitored both as to spending level and work content by the Audit Committee to maintain the appropriate objectivity and independence in our independent registered public accounting firm's core work, which is the audit of our Consolidated Financial Statements.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
FINANCIAL STATEMENTS
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - 52 weeks ended September 25, 2022, 52 weeks ended September 26, 2021 and 52 weeks ended September 27, 2020
Consolidated Balance Sheets - September 25, 2022 and September 26, 2021
Consolidated Statements of Stockholders' Equity (Deficit) - 52 weeks ended September 25, 2022, 52 weeks ended September 26, 2021 and 52 weeks ended September 27, 2020
Consolidated Statements of Cash Flows - 52 weeks ended September 25, 2022, 52 weeks ended September 26, 2021 and 52 weeks ended September 27, 2020
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm's*

*BDO USA, LLP; Chicago, IL; PCAOB Firm ID#243
FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.
EXHIBITS
See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2022	2021	2020

Operating revenue:
Advertising and marketing services	366,428	369,283	289,655
Subscription	353,624	357,713	268,285
Other	60,917	67,653	60,064
Total operating revenue	780,969	794,649	618,004
Operating expenses:
Compensation	317,789	330,896	243,023
Newsprint and ink	30,101	29,775	24,243
Other operating expenses	344,905	325,597	259,382
Depreciation and amortization	36,544	42,841	36,133
Assets loss (gain) on sales, impairments and other	9,716	8,214	(5,403)
Restructuring costs and other	22,720	7,182	13,751
Total operating expenses	761,775	744,505	571,129
Equity in earnings of associated companies	5,657	6,412	3,403
Operating income	24,851	56,556	50,278
Non-operating income (expense):
Interest expense	(41,770)	(44,773)	(47,743)
Debt financing and administrative costs	—	—	(11,966)
Curtailment gain	1,027	23,830	—
Pension withdrawal cost	(2,335)	(12,862)	—
Pension and OPEB related benefit (cost) and other, net	19,022	9,296	12,274
Total non-operating expense, net	(24,056)	(24,509)	(47,435)
Income before income taxes	795	32,047	2,843
Income tax expense	698	7,255	2,973
Net Income (loss)	97	24,792	(130)
Net income attributable to non-controlling interests	(2,114)	(2,047)	(1,845)
(Loss) income attributable to Lee Enterprises, Incorporated	(2,017)	22,745	(1,975)
Other comprehensive (loss) income, net of income taxes	(25,534)	62,237	9,064
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(27,551)	84,982	7,089

Earnings (loss) per common share:
Basic:	(0.35)	3.98	(0.35)
Diluted:	(0.35)	3.90	(0.35)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 25 2022	September 26 2021

ASSETS

Current assets:
Cash and cash equivalents	16,185	26,112
Accounts receivable, less allowance for credit losses: 2022 $5,237; 2021 $6,574	69,522	65,070
Inventories	8,265	6,297
Prepaids and other	15,151	11,320
Total current assets	109,123	108,799
Investments:
Associated companies	27,378	26,682
Other	5,971	6,065
Total investments	33,349	32,747
Property and equipment:
Land and improvements	14,505	16,576
Buildings and improvements	95,111	106,890
Equipment	215,731	228,817
Construction in process	1,449	2,813
	326,796	355,096
Less accumulated depreciation	253,083	271,830
Property and equipment, net	73,713	83,266
Operating lease right-of-use assets	47,490	65,682
Goodwill	329,504	330,204
Other intangible assets, net	121,373	156,671
Pension plan assets, net	528	35,855
Medical plan assets, net	19,066	16,695
Other	9,896	13,632
Total assets	744,042	843,551
The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 25 2022	September 26 2021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of lease liabilities	7,859	8,612
Current maturities of long-term debt	—	6,112
Accounts payable	28,608	20,420
Compensation and other accrued liabilities	44,740	45,076
Unearned revenue	49,929	61,404
Total current liabilities	131,136	141,624
Long-term debt, net of current maturities	462,554	476,504
Operating lease liabilities	46,003	57,683
Pension obligations	966	22,444
Postretirement and postemployment benefit obligations	9,221	11,008
Deferred income taxes	42,719	53,763
Income taxes payable	8,292	9,174
Withdrawal liabilities and other	25,914	28,121
Total liabilities	726,805	800,321
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 12,000 shares; issued and outstanding:	60	59
September 25, 2022; 5,979 shares; $0.01 par value
September 26, 2021; 5,889 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	259,521	258,063
Accumulated deficit	(261,229)	(259,212)
Accumulated other comprehensive income	16,653	42,187
Total stockholders' equity	15,005	41,097
Non-controlling interests	2,232	2,133
Total equity	17,237	43,230
Total liabilities and equity	744,042	843,551
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2022	2021	2020	2022	2021	2020

Common Stock:
Balance, beginning of year	59	58	58	5,889	5,835	5,765
Shares issued	1	1	—	90	54	70
Balance, end of year	60	59	58	5,979	5,889	5,835
Additional paid-in capital:
Balance, beginning of year	258,063	256,957	256,002
Stock compensation	1,487	854	1,042
Shares (redeemed) issued	(29)	252	(87)
Balance, end of year	259,521	258,063	256,957
Accumulated deficit:
Balance, beginning of year	(259,212)	(281,957)	(265,423)
Correction of an error	—	—	(14,559)
Corrected Balance, beginning of year	(259,212)	(281,957)	(279,982)
Net income (loss)	97	24,792	(130)
Net income attributable to non-controlling interests	(2,114)	(2,047)	(1,845)
Balance, end of year	(261,229)	(259,212)	(281,957)
Accumulated other comprehensive income (loss):
Balance, beginning of year	42,187	(20,050)	(29,114)
Change in pension and postretirement benefits	(32,202)	82,204	11,464
Deferred income taxes, net	6,668	(19,967)	(2,400)
Balance, end of year	16,653	42,187	(20,050)
Total stockholders' equity (deficit)	15,005	41,097	(44,992)	5,979	5,889	5,835
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2022	2021	2020

Cash provided by operating activities:
Net income (loss)	97	24,792	(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,544	42,841	36,133
Curtailment gain	(1,027)	(23,830)	—
Pension withdrawal cost	2,335	12,862	—
Stock compensation expense	1,337	854	1,294
Asset loss (gain) on sales, impairments and other, net	9,716	8,214	(5,403)
Deferred income taxes	(4,377)	5,160	(4,691)
Debt financing and administrative costs	—	—	11,966
Pension contributions	(112)	(965)	(6,215)
Return of collateral on (Payments to collateralize) letters of credit	2,451	1,686	(11,502)
Other, net	(2,015)	(1,253)	319
Changes in operating assets and liabilities, net of acquisitions:
(Increase) Decrease in receivables and contract sales	(2,614)	(12,472)	26,908
(Increase) Decrease in inventories and other	(3,088)	1,237	2,724
(Decrease) increase in accounts payable, unearned revenue and other accrued liabilities	(14,645)	4,731	(8,341)
(Decrease) increase in pension, postretirement and postemployment benefit obligations	(21,449)	(2,667)	(2,950)
Change in income taxes payable	(236)	(8,418)	7,123
Other	512	(2,694)	2,634
Net cash provided by operating activities	3,429	50,078	49,869
Cash provided by (required for) investing activities:
Purchases of property and equipment	(7,536)	(7,479)	(8,096)
Proceeds from sales of assets	14,835	4,616	21,710
Acquisitions, net of cash acquired	—	—	(130,985)
Distributions greater (less) than earnings of TNI and MNI	(576)	1,038	(329)
Other, net	(386)	(453)	(476)
Net cash provided by (required for) investing activities	6,337	(2,278)	(118,176)
Cash (required for) provided by financing activities:
Proceeds from long-term debt	—	—	576,000
Payments on long-term debt	—	—	(443,627)
Principal payments on long-term borrowings	(20,062)	(55,674)	(37,710)
Debt financing and administrative costs paid	—	—	(684)
Sale (purchases) of common stock transactions	369	253	(584)
Net cash (required for) provided by financing activities	(19,693)	(55,421)	93,395
Net (decrease) increase in cash and cash equivalents	(9,927)	(7,621)	25,088
Cash and cash equivalents:
Beginning of year	26,112	33,733	8,645
End of year	16,185	26,112	33,733
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
1.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in BLOX Digital. TNI and MNI are accounted for under the equity method. Results of BLOX Digital are consolidated.
On March 16, 2020, the Company completed the acquisition of BH Media Group, Inc. and The Buffalo News, Inc. for a combined purchase price of $140,000,000 (collectively, the "Transactions").
Certain amounts in prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation. Pursuant to our acquisition of BH Media and Buffalo News, we realigned the presentation of certain home delivery print revenue and certain other Subscription revenue from other revenue to subscription revenue on the Consolidated Statements of Income (loss) and Comprehensive Income (loss). As a result of this updated presentation, subscription revenue increased and other revenue decreased by $828,000 in 2021 and by $2,346,000 in 2020. Operating revenues, net income (loss), accumulated deficit, and earnings per share remain unchanged.

In 2021 and 2020, we allocated revenue from our full access subscriptions between print and digital subscription revenues. In 2022, due to the increased prominence of digital-only revenues, we revised this presentation to classify full access subscriptions as print subscription revenue, and discretely present digital-only subscription revenues. 2021 and 2020 amounts were reclassified in Note 4 to conform to the current year presentation. Operating revenues, net income (loss), accumulated deficit, and earnings per share remain unchanged.
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
During the year ended September 26, 2021 we identified an error related to pension contributions recorded incorrectly in the year ended September 27, 2020. The error was due to a directional issue whereby pension contributions were reported as operating cash inflows in the statement of cash flows instead of operating cash outflows. Recording this out of period adjustment had no impact to the Consolidated Statements of Income (loss) and Comprehensive Income (loss) for the 52 weeks ended September 26, 2021 and had no impact on the Consolidated Balance Sheet. The correction impacted the Consolidated Statement of Cash Flows. Pension contributions were corrected to a cash outflow of $6,215,000 and the change in pension, postretirement and postemployment benefit obligations have been corrected to a decrease of $2,950,000. Net cash provided by operating activities did not change. We did not believe the impact of the adjustment was material to our consolidated financial statements for any previously issued financial statements taken as a whole.
Fiscal Year
All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. References to "2022", "2021", "2020" and the like refer to the fiscal years ended the last Sunday in September. Fiscal years 2022, 2021, and 2020 include 52 weeks of operations.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, which include estimates used in the valuation of goodwill and intangible assets periodically. We evaluate our estimates used in connection with our business combinations, the discount rate assumptions applied to our pension and postretirement plan obligations, the expected long-term rate of return on plan assets, and the provision for income taxes on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Inventories
Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 25, 2022 and September 26, 2021 are less than replacement cost by $1,448,000 and $988,000, respectively.
The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 25, 2022	September 26, 2021

Newsprint - FIFO method	393	409
Newsprint - LIFO method	447	903
Other inventory - FIFO method	2,219	2,870
Specific identification	5,206	2,115
	8,265	6,297
Investments
Investments in unconsolidated affiliates over which Lee exercises significant influence, but does not control, are accounted for by the equity method. Under this method, an investment account for each unconsolidated affiliate is increased by contributions made and by Lee's share of net income of the unconsolidated affiliate, and decreased by the share of net losses of and distributions from the unconsolidated affiliate.

Property and Equipment
Property and equipment are carried at cost. Equipment and all other assets are depreciated using the straight line method. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 40
Printing presses and insertion equipment	5 - 25
Leasehold improvements	3 - 10
Other	3 - 15
Depreciation expense for 2022, 2021 and 2020 was $14,365,000, $17,982,000, and $15,385,000, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized in Note 6. Intangible assets include customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method except for intangible assets acquired in the Transactions which are being amortized in an accelerated manner consistent with the expected economic benefit.

Years

Customer lists	10 - 20
Newspaper subscriber lists	10 - 20
We review goodwill and non-amortizing intangible assets, which include only newspaper mastheads, for impairment annually as of the first day of the fiscal fourth quarter, or more frequently in events or changes in circumstances indicate that an asset may be impaired in accordance with FASB Accounting Standards Codification ("ASC") Topic 350, "Intangibles - Goodwill and Other." Under ASC Topic 350, the impairment test for goodwill and non-amortizing intangible assets must be based on estimated fair values. Impairment would occur when the carrying amount of the reporting unit is greater than its fair value. Companies with reporting units with zero or negative carrying value are required to disclose the amount of goodwill for those reporting units.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") lease assets, current portion of long-term lease liabilities and operating lease liabilities on the Consolidated Balance Sheets. Finance lease would be included in property, plant and equipment, current portion of long-term debt and long-term debt on the Consolidated Balance Sheets. Amortization of operating lease ROU assets is included in other operating expenses. Amortization of finance leases would be included in depreciation expense.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The ROU asset is adjusted to include lease payments made to date and initial direct costs incurred and to deduct for lease incentives received and impairment recognized. As most of the Company's leases do not provide an implicit rate, We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve for the Company. This yield curve reflects the estimated rate that would have been paid by the Company to borrow on a collateralized basis over a similar term in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonable certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are accounted for together. See Note 8 for additional information related to leases.

Business Combinations
The Company accounts for acquisitions in accordance with the provisions of ASC Topic 805 - "Business Combinations", which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and non-controlling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company's Consolidated Financial Statements from the date of acquisition.
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.
Restructuring Costs and Other
Restructuring costs and other primarily related to severance expenses associated with involuntary terminations, as well as litigation, advisor, and other expenses associated with the unsolicited bid offer in November 2021. These costs are expensed as incurred.
Prior to 2021, other costs included in Restructuring Costs and Other include estimated impacts of withdrawals from our multiemployer plans. Multiemployer plans are discussed in Note 10.
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

We apply a practical expedient under ASC Topic 715, Compensation – Retirement Benefits, which allows us to measure plan assets and benefit obligations using the month-end that is closest to our fiscal year-end. Accordingly, we measure our plan assets and benefit obligations as of September 30, or upon a remeasurement event. We use the alternative spot rate approach which utilizes a full yield curve to estimate the interest cost component of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
Multiemployer Pension Plans
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of the Company's union represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if the Company chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on its actuarially determined share of the unfunded status of the plan.
Contributions made to multiemployer plans are based on collective-bargaining agreements and are accounted for under guidance related to multiemployer plans, which essentially provides that contributions to such plans are expensed when due. Any withdrawal liability would be recognized at the point withdrawal from the plan becomes probable. See Note 10 for additional information.
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
Fair Value Measurements
We utilize ASC Topic 820 - Fair Value Measurements and Disclosures, to measure and report fair value. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable, which consists of the following levels:
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
Treasury Inflation-Protected Securities ("TIPS") consist of low yield mutual funds and are valued by quoted inactive market prices . Such investments are classified as Level 2.
Equity securities are valued based on the closing market price in an active market and are classified as Level 1. Certain investments in commingled funds are valued at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2. Certain equity securities are part of a collective investment fund for which there is no readily determinable fair value. This fund is valued at the net asset value of units held at the end of the period based upon the value of the underlying investments, which is determined using multiple approaches including by quoted market prices and by private market quotations. Such investments are excluded from the fair value hierarchy.
Debt securities consist of government securities, corporate bonds, and mutual funds. Government securities and corporate bonds are valued based upon quoted market prices in an inactive market. Such investments are classified as Level 2. Mutual funds are valued based upon quoted market prices in an active market. Such investments are classified as Level 1.
Hedge funds consist of a long/short equity funds and a diversified fund of funds for which there is no readily determinable fair value. These funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments, which is determined using multiple approaches including by quoted market prices and by private market quotations. Such investments are excluded from the fair value hierarchy.
Segments
Our business consists of approximately 50 strategic business units ("SBU's"). The SBU's generally include print and digital subscription products and the associated advertising and marketing services. Each of our SBUs comparable types of costs (compensation, newsprint/ink, and other costs) to generate similar sources of advertising and marketing services revenue and subscription revenue, they produce products in similar manner; they have same class of customers and they use the same distribution processes. In other words, each SBU engages in the same business activities.
Separate operating results of each SBU are not reviewed by the chief operating decision maker ("CODM"). The CODM reviews consolidated statements of income and consolidated balance sheets on a monthly basis, and reviews the consolidated statements of cash flows ("SOCF") on a quarterly basis. The balance sheets and SOCF are only prepared on a consolidated level. Selective revenue and expense details by SBU are reviewed by the CODM, however, the focus of those reviews is on details of advertising and marketing services revenue by SBU and subscription revenue by SBU. Complete operating results or other profitability measures by SBU are not reviewed by the CODM. Further, business decisions by the CODM, including the allocation of resources, are determined based on reviewing consolidated information.
Stock Compensation and Warrants
We have several stock-based compensation plans. We account for grants under those plans under the fair value expense recognition provisions of ASC Topic 718 - Compensation-Stock Compensation. We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs to this formula include expected term, expected volatility and the risk-free interest rate.
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
We amortize as compensation expense the value of stock options and restricted Common Stock using the straight-line method over the requisite service period or restriction period, which is generally one to four years.
Prior to 2022, we also had 600,000 warrants outstanding to purchase shares of our Common Stock. Warrants were recorded at fair value determined using the Black-Scholes option pricing formula. These warrants expired in 2022. See Notes 7, 12 and 15.
Uninsured Risks
We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not reported claims. Other risks are insured and carry deductible losses of varying amounts. We have posted cash collateral totaling $4,600,000 at September 25, 2022 in support of our insurance programs recorded under Other on the consolidated balance sheets.
Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.
Recently Issued Accounting Standards - Standards Adopted in 2022
None
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
In August 2018, FASB issued ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard was adopted on September 28, 2020 using a retrospective approach, and did not have a material impact on our Consolidated Financial Statements.
2.    IMMATERIAL CORRECTIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
In 2022, the Company identified an immaterial error in its accounting for certain deferred tax assets contained in its previously issued audited consolidated financial statements for the fiscal years ended September 26, 2021, and September 27, 2020 (including the unaudited interim periods within those fiscal years), and the unaudited interim consolidated financial statements for the interim periods ended June 26, 2022, March 27, 2022, and December 26, 2021. The error relates to tax basis associated with goodwill and a put option that had been recognized in 2008 in connection with the acquisition of Pulitzer, Inc. When the put option was settled in 2009, the Company should have remeasured the tax basis to reflect the cash settlement of the put option, but did not. This remeasurement would have resulted in the deferred tax assets being reduced to zero and the recognition of a deferred tax liability. The Company assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletins (SAB) No. 99, Materiality, and SAB No. 108, Quantifying Misstatements, on its previously issued consolidated financial statements and determined that, after reviewing the nature of the corrections, as well as evaluating the quantitative and qualitative characteristics of the errors, these adjustments do not represent a material change to the prior period financial statements. The Company has revised its previously issued consolidated financial statements as set forth in the tables below. As a result of this error, the Company recorded an adjustment to the opening balance sheet in the fiscal period ended September 27, 2020, to increase net deferred tax liabilities and accumulated deficit by $14,559,000.

The table below sets forth the impact of correcting the error in the Consolidated Statements of Income (loss) and Comprehensive Income (loss).

(Thousands of Dollars, Except Per Common Share Data)	Year Ended September 26, 2021			Year Ended September 27, 2020
	As previously reported	Adjustment	As Revised	As previously reported	Adjustment	As Revised

Income before Income Taxes	32,047	—	32,047	2,843	—	2,843
Income tax expense	7,215	40	7,255	4,104	(1,131)	2,973
Net income (loss)	24,832	(40)	24,792	(1,261)	1,131	(130)
(Loss) income attributable to Lee Enterprises, Incorporated	22,785	(40)	22,745	(3,106)	1,131	(1,975)
Comprehensive (loss) income attributable to Lee Enterprises, Inc.	85,022	(40)	84,982	5,958	1,131	7,089

Earnings per common share
Basic	3.99	(0.01)	3.98	(0.55)	0.20	(0.35)
Diluted	3.91	(0.01)	3.90	(0.55)	0.20	(0.35)
The table below sets forth the impact of correcting the error in the Consolidated Balance Sheets.

(Thousands of Dollars)	As of September 26, 2021			As of September 27, 2020
	As previously reported	Adjustment	As Revised	As previously reported	Adjustment	As Revised

Liabilities
Deferred incomes taxes	40,295	13,468	53,763	15,208	13,428	28,636
Total liabilities	786,853	13,468	800,321	893,690	13,428	907,118
Accumulated deficit	(245,744)	(13,468)	(259,212)	(268,529)	(13,428)	(281,957)
Total stockholders' equity (deficit)	54,565	(13,468)	41,097	(31,564)	(13,428)	(44,992)
Total equity (deficit)	56,698	(13,468)	43,230	(29,633)	(13,428)	(43,061)
Total liabilities and stockholders' equity	843,551	—	843,551	864,057	—	864,057
The table below sets forth the impact of correcting the error in the Consolidated Statements of Stockholders' Equity (Deficit)

(Thousands of Dollars)	Year Ended September 26, 2021			Year Ended September 27, 2020
	As previously reported	Adjustment	As Revised	As previously reported	Adjustment	As Revised

Accumulated deficit:
Balance, beginning of year	(268,529)	(13,428)	(281,957)	(265,423)	(14,559)	(279,982)
Net income (loss)	24,832	(40)	24,792	(1,261)	1,131	(130)
Balance, end of year	(245,744)	(13,468)	(259,212)	(268,529)	(13,428)	(281,957)

The table below sets forth the impact of correcting the error in the Consolidated Statements of Cash Flows.

(Thousands of Dollars)	Year Ended September 26, 2021			Year Ended September 27, 2020
	As previously reported	Adjustment	As Revised	As previously reported	Adjustment	As Revised

Operating Activities
Net income (loss)	24,832	(40)	24,792	(1,261)	1,131	(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	5,120	40	5,160	(3,560)	(1,131)	(4,691)
Unaudited Interim Financial Information
The tables below sets forth the impact of the error correction on the unaudited interim Consolidated Balance Sheets for the interim periods in 2022. The error had no impact on the unaudited interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), and Statements of Cash Flows, in the 2022 interim periods.

(Thousands of Dollars)	As of December 26, 2021			As of March 27, 2022
	As previously reported	Adjustment	As Revised	As previously reported	Adjustment	As Revised

Liabilities
Deferred incomes taxes	38,957	13,468	52,425	38,397	13,468	51,865
Total liabilities	768,744	13,468	782,212	740,032	13,468	753,500
Accumulated deficit	(233,086)	(13,468)	(246,554)	(240,362)	(13,468)	(253,830)
Total stockholders' equity	60,912	(13,468)	47,444	53,129	(13,648)	39,481
Total equity	63,105	(13,468)	49,637	55,369	(13,468)	41,901
Total liabilities and stockholders' equity	831,849	—	831,849	795,401	—	795,401

(Thousands of Dollars)	As of June 26, 2022
	As previously reported	Adjustment	As Revised

Liabilities
Deferred incomes taxes	37,295	13,468	50,763
Total liabilities	740,221	13,468	753,689
Accumulated deficit	(240,631)	(13,468)	(254,099)
Total stockholders' equity	52,391	(13,468)	41,147
Total equity	54,615	(13,468)	41,147
Total liabilities and stockholders' equity	794,836	—	794,836
3.    ACQUISITIONS
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
The Transactions were funded pursuant to a Credit Agreement dated as of January 29, 2020, between the Company and BH Finance LLC, a Nebraska limited liability company affiliated with Berkshire (the "Credit Agreement"), as described further in Note 7.
Between July 2, 2018 and March 16, 2020, the Company managed the BH Media Newspaper Business pursuant to the Management Agreement between BH Media and the Company dated June 26, 2018 ("Management Agreement"). In connection with the Transactions, the Management Agreement terminated on March 16, 2020. As part of the settlement of the preexisting relationship, the Company received $5,425,000 at closing. This amount represents $1,245,000 in fixed fees pro-rated under the contract and $4,180,000 in variable fees based upon the pro-rated annual target. The amount we received settled our existing contract asset balance, which totaled $3,589,000 as of December 29, 2019, and the remaining amount was reflected in Other Revenue for the 13 weeks ended March 29, 2020. The amount of variable fees was estimated based on BH Media financial performance through March 16, 2020. Actual financial performance through March 16, 2020 did not vary materially from the estimated amount. As such, the Company did not recognize a gain or loss as a result of the settlement of this preexisting relationship.
In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business ("BH Lease"). The BH Lease commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8,000,000, payable in equal payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments are subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the Lease. As of September 25, 2022, the Company has earned monthly rent credits of $166,000, making current annual rent of $6,004,000. In connection with the BH Lease, the Company recognized $56,226,000 and $56,226,000 in ROU assets and offsetting lease liabilities as of March 16, 2020.
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
(a) As previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2020.
The Company had various measurement period adjustments due to additional knowledge gained after the acquisition date but prior to the end of the measurement period. The significant adjustments included $11,160,000 decrease to Advertiser relationships, $8,210,000 decrease to Subscriber relationships, and $2,430,000 increase to Commercial print relationships due to updates in assumptions related to the forecast and attrition rates, and the changes were offset in Goodwill. Other changes included adjustments to accrued liabilities of $634,000, uncertain tax position allowance of $138,000, and a $3,600,000 reclassification involving workers compensation and medical reserves that was identified during management's review.
Pro Forma Information (Unaudited)
The following table sets forth unaudited pro forma results of operations assuming the Transactions, along with the credit arrangements necessary to finance the Transactions, occurred on the first day of fiscal year 2020.

Unaudited
(Thousands of Dollars, Except Per Share Data)	September 27, 2020
Total revenues	821,793
Income attributable to Lee Enterprises, Incorporated	17,632
Earnings per share - diluted	3.10
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
The only material, nonrecurring adjustments relate to the write-off of previously unamortized debt-issuance costs as of October 1, 2018, related to the refinanced debt resulted in an $8,973,000 increase to net income for 2020. No other periods were affected by the adjustments.
4.    REVENUE
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when and advertisement is published, or over time, such as audience subscription revenue. No single customer represented 10% or more of the Company's net revenue in any fiscal period presented.
Advertising and marketing services revenue
Print advertising revenue includes amounts charged to customers for retail, national, or classified advertising space purchased in our newspapers, advertising marketing services and other print advertising products such as preprint inserts and direct mail.
Digital advertising revenue includes amounts advertisements placed on our digital platforms, amounts charged to customers for digital marketing services which include: audience extension, Search Engine Optimization, Search Engine Marketing, web and mobile production, social media services and reputation monitoring and management.
Payments for print and digital advertising revenue are due upon completion of our performance obligations at previously agreed upon rates. In instances where the timing of revenue recognition differs from the timing of invoicing, such timing differences are not large. As a result, we have determined that our contracts do not include a significant financing component.
Subscription revenue
Print subscription revenue results from the sale of print editions of newspapers to individual subscribers and to sales outlets that resell the newspapers. Print subscriptions include full access to all forms of content provided. Single copy revenue is also included in subscription revenue. Subscription revenue from single-copy and home delivery subscriptions are recognized at the point in time the publications are delivered.
Digital subscription revenue results from the sale of digital only access to the Company's content delivered via digital products purchased. Digital subscription revenue is recognized over time as performance obligations are met throughout the contract term.
Payments for print and digital subscription revenue are typically collected in advance, are for contract periods of one year or less and result in an unearned revenue liability that is reduced when revenue is recognized.
Other revenue
Other revenue primarily consists of digital services, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through BLOX Digital, are primarily comprised of contractual agreements to provide webhosting and content management services. As such, digital services revenue is recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis, with the exception of implementation fees which are recognized as deferred revenue and amortized over the contract period. Commercial printing and delivery revenue is recognized when the product is delivered to the customer.
Additionally in 2020, other revenue included fixed and variable fees collected from our Management Agreement. Fixed fee revenue from the Management Agreement was recognized over time and paid quarterly and variable fees were paid annually. Variable fees were recognized when the fees were deemed earned and it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration was subsequently resolved. The Management Agreement expired in 2020 upon the completion of the Transactions.
The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	2022	2021	2020

Operating revenue:
Print advertising revenue	184,963	227,892	183,164
Digital advertising revenue	181,465	141,391	106,491
Advertising and marketing services revenue	366,428	369,283	289,655
Print subscription revenue	313,504	329,484	248,913
Digital-only subscription revenue	40,120	28,229	19,372
Subscription Revenue	353,624	357,713	268,285
Print other revenue	42,962	48,656	39,632
Digital other revenue	17,955	18,997	20,432
Other revenue	60,917	67,653	60,064
Total operating revenue	780,969	794,649	618,004
Contract Assets and Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $49,929,000 as of September 25, 2022 and $61,404,000 as of September 26, 2021. Revenue recognized in 2022 that was included in the contract liability as of September 26, 2021 was $54,739,000.
Accounts receivable, excluding allowance for credit losses and contract assets, was $74,759,000 and $71,644,000 as of September 25, 2022 and September 26, 2021 respectively. Allowance for credit losses was $5,237,000 and $6,574,000 as of September 25, 2022 and September 26, 2021, respectively.
Practical expedients: Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.
5.    INVESTMENTS IN ASSOCIATED COMPANIES
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

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 25 2022	September 26 2021

ASSETS
Current assets	2,801	2,238
Investments and other assets	1,584	1,693
Total assets	4,385	3,931

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	5,005	5,027
Members' equity	(620)	(1,096)
Total liabilities and members' equity	4,385	3,931
Summarized results of TNI are as follows:

(Thousands of Dollars)	2022	2021	2020

Operating revenue	34,153	34,782	37,101
Operating expenses	25,445	25,320	29,673
Net income	8,708	9,462	7,428

Company's 50% share	4,354	4,731	3,714
Less amortization of intangible assets	—	—	209
Equity in earnings of TNI	4,354	4,731	3,505
TNI makes periodic distributions of its earnings. We received $3,831,000, $5,150,000, and $3,176,000 in distributions in 2022, 2021 and 2020, respectively.
At September 25, 2022 and September 26, 2021, the carrying value of the Company's 50% investment in TNI is $15,345,000 and $14,702,000, respectively. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12,366,000 and other identified intangible assets of $2,336,000, certain of which have been amortized over their estimated useful lives through 2020. See Note 6.
TNI provides editorial services to the Company. Editorial service costs are included in other operating expenses in the Consolidated Statements of Income and Comprehensive Income and totaled $5,164,000, $4,520,000, and $4,904,000 in 2022, 2021 and 2020, respectively.
Madison Newspapers, Inc.
We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 25 2022	September 26 2021

ASSETS
Current assets	5,837	6,930
Investments and other assets	29,903	30,422
Total assets	35,740	37,352

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	5,922	6,921
Other liabilities	5,696	6,470
Stockholders' equity	24,122	23,961
Total liabilities and stockholders' equity	35,740	37,352
Summarized results of MNI are as follows:

(Thousands of Dollars)	2022	2021	2020

Operating revenue	47,621	46,015	48,056
Operating expenses, excluding restructuring costs, depreciation and amortization	37,922	35,583	46,845
Restructuring costs	169	107	274
Depreciation and amortization	672	711	697
Operating income	8,857	9,614	240
Net income (loss)	2,605	3,362	(204)
Equity in earnings of MNI	1,303	1,681	(102)
MNI makes periodic distributions of its earnings. We received $1,250,000, $2,300,000, and $1,300,000 in distributions in 2022, 2021 and 2020, respectively.
We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of Income and Comprehensive Income and totaled $5,607,000, $5,562,000, and $6,152,000 in 2022, 2021 and 2020, respectively.
At September 25, 2022 and September 26, 2021, the carrying value of the Company's 50% investment in MNI is $12,033,000 and $11,980,000, respectively.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

(Thousands of Dollars)	2022	2021

Goodwill, gross amount	1,618,933	1,617,174
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	330,204	328,445
Measurement period adjustments	—	1,759
Disposal	(700)	—
Goodwill, end of year	329,504	330,204

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 25 2022	September 26 2021

Non-amortized intangible assets:
Mastheads	26,346	39,672
Amortizable intangible assets:
Customer and newspaper subscriber lists (1)	323,568	774,242
Less accumulated amortization (1)	(228,541)	(657,243)
	95,027	116,999
Non-compete and consulting agreements (1)	—	28,656
Less accumulated amortization (1)	—	(28,656)
	—	—
Identified intangible assets	121,373	156,671
(1) Fully amortized balances were removed in 2022.
In the first quarter of fiscal 2022, the Company wrote off approximately $199.9 million of gross cost and accumulated amortization related to fully amortized customer and newspaper subscriber lists, as well as $28.7 million of gross cost and accumulated amortization related to fully amortized non-compete and consulting agreements. In the fourth quarter of fiscal 2022, the Company wrote off the gross cost and accumulated amortization for additional fully amortized customer and newspaper subscriber lists, and wrote down the gross cost and accumulated amortization for customer and newspaper subscriber lists that were previously impaired, for an aggregate total of $251.1 million. The adjustments did not have an impact on the net balances previously reported during any of the interim periods during 2022, nor any prior fiscal periods.
As discussed in Note 1, the Company reviews goodwill and non-amortized intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired in accordance with ASC Topic 350.
All of the Company’s goodwill is attributed to the single reporting unit. For goodwill, the calculated fair value exceeded the carrying value. For goodwill, the calculated fair value was determined using the income approach. Estimates of fair value include Level 3 inputs as they are subjective in nature, involve uncertainties and matters of significant judgement and are made at a specific point in time. Thus changes in key assumptions from period to period could significantly affect the estimates of fair value. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was in excess of carrying value and as such, there was no impairment in 2021 and 2022. In 2022, the Company disposed of a non-core operation with $700,000 of attributable goodwill.
For mastheads, the calculated fair value includes Level 3 inputs that were determined using the royalty savings method. The key assumptions used in the fair value estimates under the royalty savings method are revenue and market growth, royalty rates for newspaper mastheads (the royalty rates utilized range from 0.0% to 1.5%), estimated tax rates, and appropriate risk-adjusted weighted-average cost of capital (for 2022, 2021 and 2020, the weighted-average cost of capital used was 11.00%, 10.50% and 9.50%, respectively). These assumptions reflect Lee's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company's control. A 50 basis point decrease in royalty rates would result in an additional $6,992,000 of impairment. Increasing the discount rate by 100 basis points would result in an additional $257,000 of impairment. In 2022, 2021, and 2020, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. Such charges are recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2022	2021	2020

Non-amortized intangible assets	14,203	787	972
Property, equipment and other assets	—	190	—
	14,203	977	972
Amortization expense for 2022, 2021, and 2020 was $22,180,000, $24,859,000, and $20,748,000, respectively.
The Company recognized $27,620,000 of advertiser relationships, $27,850,000 of subscriber relationships, $19,560,000 of commercial print relationships, and $20,390,000 of indefinite-lived masthead assets as part of the Transactions.
Annual amortization of intangible assets for the years ending September 2023 to September 2027 is estimated to be $19,370,000, $16,623,000, $10,917,000, $7,040,000, and $5,072,000, respectively. The weighted average amortization period for those amortizable assets acquired as part of the Transactions is 12.5 years.
The Company recognized $79,896,000 of Goodwill as part of the Transactions. The value of the acquired Goodwill is primarily related to an assembled workforce and expected synergies from combining operations. For tax, purposes, the amount of Goodwill that is expected to be deductible is $42,442,000.
7.    DEBT
On March 16, 2020 concurrent with closing the Transactions, the Company completed a comprehensive refinancing of its debt (the "2020 Refinancing"). The 2020 Refinancing consists of the Credit Agreement and Term Loan. The proceeds of the Term Loan were used, along with cash on hand, to refinance the Company's $431,502,000 it incurred in 2014 (the "2014 Refinancing") as well as to fund the acquisition of BH Media Newspaper Business assets and the stock of Buffalo News for $140,000,000 in cash. With the closing of this transaction, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the Transactions and refinance all of the Company's outstanding debt at par. The Term Loan matures in March 2045. The Company's debt is collateralized by all company assets.
As of September 25, 2022, the Company has $462,554,000 in aggregate principle outstanding under the Term Loan. The debt has a fixed interest rate at September 25, 2022 of 9.0%.
During the twelve months ended September 25, 2022, we made principal debt payments of $20,062,000. Payments consisted of $10,450,000 from sale of non-core assets, $6,112,000 from September 26, 2021 excess cash flow, and $3,500,000 in voluntary prepayments. Future payments are contingent on the Company's ability to generate future excess cash flow.
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

Principal Payments
Voluntary pre-payments under the Credit Agreement are not subject to call premiums and are payable at par, with the exception of the change of control provisions discussed below.
Excluding the Excess Cash Flow payments described below, there are no scheduled mandatory principal payments required under the Credit Agreement. The Company is required to make mandatory prepayments of the Term Loan as follows:
•The Company must prepay the Term Loan in an aggregate amount equal to 100% of any Net Cash Proceeds received by the Company or any Subsidiary from a sale, transfer, license, or other disposition of any property of the Company or any subsidiary in excess of $500,000 in any ninety (90) day period.
•The Company is required to prepay the Term Loan with excess cash flow, defined as cash on the balance sheet at quarter end in excess of $20,000,000 ("Excess Cash Flow"). Excess Cash Flow is used to prepay the Term Loan, at par, and is due within 50-days of quarter end.
•If there is a Change of Control (as defined in the Credit Agreement), BH Finance has the option to require the Company to prepay the Term Loan in cash equal to 105% of the unpaid principal balance, plus accrued and unpaid interest.
The Company may, upon notice to BH Finance, at any time or from time to time, voluntarily prepay the Term Loan in whole or in part, at par, provided that any voluntary prepayment of the Term Loan shall be accompanied by payment of all accrued interest on the amount of principal prepaid to the date of prepayment.
Warrants
In connection with the 2nd Lien Term Loan entered into in the 2014 Refinancing, we entered into a Warrant Agreement dated as of March 31, 2014 (the "Warrant Agreement"). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the "Warrants"). The Warrants represent, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants was $41.90 per share. The Warrants expired in March 2022.
The Warrant Agreement contained provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16,930,000. See Note 15.
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
Other
In connection with the 2014 Refinancing, we capitalized $37,819,000 of debt financing costs. Amortization of debt financing costs totaled $11,282,000 in 2020. In connection with the Transactions, we accelerated recognition of the unamortized debt financing costs of $9,583,000 in 2020.
Liquidity
Pursuant to the terms of the Credit Agreement, our debt does not include a revolver.
Our liquidity, consisting of cash on the balance sheet, totals $16,185,000 at September 25, 2022. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 25, 2022.
8.    LEASES
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
During the period ended September 25, 2022, the Company permanently vacated office and distribution space related to 14 leases. The space was vacated as some of our locations have transitioned to long-term remote working arrangements and space consolidation. The abandonment of lease space is an indicator of impairment and the Company assessed the lease ROU asses and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature and involve uncertainties and matters of significant judgement and are made at a specific point in time. During the period ended September 25, 2022, the Company recorded non-cash impairment losses of $7,815,000 for right-of-use assets, which is recorded on the Income Statement under the line item assets loss (gain) on sales, impairments and other.
Total lease expense consists of the following:

(Thousands of Dollars)	2022	2021	2020
Operating lease costs	13,786	14,846	10,148
Variable lease costs	1,201	92	1,911
Short-term lease costs	217	—	426
Total Operating Lease Expense	15,205	14,938	12,485
Supplemental cash flow information related to our operating leases was as follows:

(Thousands of Dollars)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	14,325	14,789	10,003
Right-of-use assets obtained in exchange for operating lease liabilities	990	932	1,630

As of September 25, 2022, maturities of lease liabilities were as follows:

(Thousands of Dollars)
2023	12,921
2024	11,871
2025	10,630
2026	9,187
2027	7,736
Thereafter	18,799
Total lease payments	71,144
Less: interest	(17,282)
Present value of lease liabilities	53,862
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

September 25, 2022
Weighted average remaining lease term (years)	6 years, 7 months, 2 days
Weighted Average discount rate	7.99%
9.    DEFINED BENEFIT PENSION PLANS
During 2022, the Company made several changes to its defined benefit plans. At the beginning of 2022, the Company was the sponsor of seven single employer defined benefit plans, two of which were frozen to new participants and future benefits. As of September 25, 2022, we are the sponsor of two single-employer defined benefit plans, which provide benefits to certain current and former employees of Lee.
During 2022 we notified certain participants in our defined benefit plans of changes to be made to the plans. The Company froze future benefits and participation for an additional four of the defined benefit plans. The freeze of future benefits resulted in a non-cash curtailment gain of $1,027,000 related to the four plans. In connection with the freeze the Company provided certain benefit enhancements that resulted in an increase to our net pension liability and a decrease to Accumulated Other Comprehensive income of $6,077,000. Additionally, the Company merged the six frozen plans into one fully-funded defined benefit plan, the Lee Enterprises Incorporated Pension Plan ("Plan") effective in the second quarter of fiscal 2022.
During September of 2022, as part of a pension de-risking strategy for the Plan, the Company, executed an agreement pursuant to transfer to a third party insurance company (the "Insurer") $85,622,000 of the Plan's liabilities in exchange for $81,377,000 of Plan assets and recorded a non-cash settlement gain of $4,245,000 in Pension and OPEB related benefit (cost) and other, net.

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2022	2021	2020

Service cost for benefits earned during the year	467	2,529	1,361
Interest cost on projected benefit obligation	7,941	7,147	7,577
Expected return on plan assets	(18,140)	(18,688)	(12,986)
Amortization of net (gain) loss	(3,320)	4,018	3,166
Amortization of prior service benefit	636	(6)	(6)
Settlement gain	(4,245)	—	—
Curtailment gain	(1,027)	—	—
Net periodic pension cost (benefit)	(17,688)	(5,000)	(888)
Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2022	2021

Benefit obligation, beginning of year	384,187	401,381
Service cost	467	2,529
Interest cost	7,941	7,147
Plan Amendments	6,077	—
Actuarial (gain) loss	(85,754)	(5,413)
Benefits paid	(21,686)	(21,182)
Liability (gain)/loss due to curtailment	(1,027)	—
Settlements	(81,377)	—
Administrative expenses paid	—	(275)
Benefit obligation, end of year	208,828	384,187
Fair value of plan assets, beginning of year:	398,430	331,354
Actual return on plan assets	(84,000)	89,892
Benefits paid	(21,686)	(21,182)
Administrative expenses paid	(2,123)	(2,599)
Settlements	(81,377)	—
Employer contributions	112	965
Fair value of plan assets, end of year	209,356	398,430
Funded status	528	14,243
Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 25 2022	September 26 2021

Pension obligations	528	14,243
Accumulated other comprehensive income (before income taxes)	5,452	36,965

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 25 2022	September 26 2021

Unrecognized net actuarial gain (loss)	10,893	36,965
Unrecognized prior service cost	(5,441)	—
	5,452	36,965
We do not expect to recognize any net actuarial gain (loss), in net periodic pension cost in 2023.
Assumptions
Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 25 2022	September 26 2021

Discount rate	5.3	2.7
Interest crediting rate	2.5	2.5
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2022	2021	2020
Discount rate - service cost	5.4	3.0	3.3
Discount rate - interest cost	5.3	1.9	2.6
Expected long-term return on plan assets	5.0	5.9	6.0
For 2022, the expected long-term return on plan assets is 5.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.
For the year ended September 25, 2022, the most significant driver of the decrease in benefit obligation was the higher actuarial gains experienced by all plans and the annuity purchase mentioned above. The plans recognized actuarial gains due to significant increases in bond yields that resulted in increases to the discount rates. Discount rate increases were partially offset by actual return on assets falling behind expected returns for the year. For the year ended September 26, 2021, the most significant driver of the decrease in benefit obligations for the plans was the higher actuarial gains experienced by all plans. The pension plans recognized actuarial gains due to small increases in bond yields that resulted in increases to the discount rates and actual return on assets exceeding expected returns for the year improving the funded status of the plans.
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

The weighted-average asset allocation of our pension assets, is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 25 2022	September 25 2022	September 26 2021
Equity securities	25	41	50
Debt securities	65	43	34
TIPS	—	—	4
Hedge fund investments	10	15	11
Cash and cash equivalents	1	1	1
Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines. As of September 26, 2021, Buffalo News had a different policy for asset allocation than the Company's other plans. As of September 25, 2022, all Company plans asset allocation were the same.
Due to the timing of the annuity purchase (as discussed above), funds were organized in a way that provided sufficient liquidity for the transaction. This caused our pension plans asset allocation to differ significantly from our desired policy as of September 25, 2022.
Fair Value Measurements
The fair value hierarchy of pension assets at September 25, 2022 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	1,562	—	—
Domestic equity securities	2,235	67,661	—	—
International equity securities	—	5,743	4,519	—
Emerging equity securities	—	4,996	—	—
Debt securities	—	25,742	65,364	—
Hedge fund investments	32,515	—	—	—
The fair value hierarchy of pension assets at September 26, 2021 was as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	4,447	—	—
Domestic equity securities	7,236	78,577	42,448	—
International equity securities	—	9,485	9,505	—
Emerging equity securities	—	8,077	—	—
TIPS	—	7,280	—	—
Debt securities	—	181,908	32,781	—
Hedge fund investments	18,758	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2022 or 2021. Pension assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include three investments:

•
U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $2,235,000 and $7,236,000 as of September 25, 2022 and September 26, 2021, respectively. We can redeem this fund on a monthly basis.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $16,663,000 and $8,371,000 as of September 25, 2022 and September 26, 2021, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $15,852,000 and $10,387,000 as of September 25, 2022 and September 26, 2021, respectively. We can redeem up to 50% of our investment in this fund twice per year.

The activity within Other comprehensive income (loss) for both pension plans and postretirement plans was as follows:

(Thousands of Dollars)	2022	2021	2020
Comprehensive (loss) income, net of taxes:
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes $279, $19,148, and $4,095, respectively	(14,485)	59,663	10,329
Amortization of items to periodic pension and other post-employment benefit costs during the period, net of taxes $6,389, $819, and $542, respectively	(11,049)	2,574	(1,265)
Other comprehensive (loss) income recognized in operations, net of taxes	(25,534)	62,237	9,064
Cash Flows
Based on our forecast at September 25, 2022, we expect to make no contributions to our pension trust in 2023.
We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2023	14,668
2024	14,830
2025	14,947
2026	15,126
2027	15,204
2028-2032	75,362
Other Plans
We are the plan sponsor for other funded and unfunded defined benefit pension plans that are not considered material. The net benefit obligation for these plans are $967,000 and $996,000 at September 25, 2022 and September 26, 2021, respectively.

10.    POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
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
The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2022	2021	2020

Service cost for benefits earned during the year	108	207	500
Interest cost on projected benefit obligation	340	429	869
Expected return on plan assets	(1,053)	(1,007)	(1,060)
Amortization of net actuarial gain	(994)	(685)	(743)
Amortization of prior service benefit	(647)	(647)	(647)
Curtailment gains	—	(23,830)	—
Net periodic postretirement benefit	(2,246)	(25,533)	(1,081)
Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2022	2021

Benefit obligation, beginning of year	18,538	47,637
Service cost	108	207
Interest cost	340	429
Liability (gain) loss due to Curtailment	—	(23,830)
Actuarial loss (gain)	(4,729)	(4,285)
Benefits paid, net of premiums received	(1,958)	(1,678)
Medicare Part D subsidies	(12)	58
Benefit obligation, end of year	12,287	18,538
Fair value of plan assets, beginning of year	26,802	25,706
Actual return on plan assets	(2,453)	1,534
Employer contributions	1,525	1,293
Benefits paid, net of premiums and Medicare Part D subsidies received	(2,105)	(1,795)
Plan participant contributions	134	64
Fair value of plan assets at measurement date	23,903	26,802
Funded status	11,616	8,264
Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 25 2022	September 26 2021

Non-current assets	19,066	17,664
Postretirement benefit obligations	(7,450)	(9,859)
Accumulated other comprehensive income (before income tax benefit)	17,327	17,747

Amounts recognized in accumulated other comprehensive income (loss) before income tax benefit are as follows:

(Thousands of Dollars)	September 25 2022	September 26 2021

Unrecognized net actuarial gain	14,298	14,071
Unrecognized prior service benefit	3,029	3,676
	17,327	17,747
We expect to recognize $1,014,000 and $647,000 of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2023.
Assumptions
Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

(Percent)	September 25 2022	September 26 2021

Discount rate	5.3	2.6
Expected long-term return on plan assets	5.0	4.0
The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2022	2021	2020

Discount rate - service cost	5.5	2.5	3.4
Discount rate - interest cost	5.1	1.9	2.8
Expected long-term return on plan assets	5.0	4.0	4.5
For 2022, the expected long-term return on plan assets is 5.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.
Assumed health care cost trend rates are as follows:

(Percent)	September 25 2022	September 26 2021

Health care cost trend rates	10.6	6.2
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2032	2030
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
For the year ended September 25, 2022, the most significant driver of the decrease in benefit obligations for the plans was the higher actuarial gains experienced by all plans. The plans recognized actuarial gains due to significant increases in bond yields that resulted in increases to the discount rates. Discount rate increases were partially offset by actual return on assets falling behind expected returns for the year. For the year ended September 26, 2021, the most significant driver of the decrease in benefit obligations for the plans was the higher actuarial gains experienced by all plans. The plans recognized actuarial gains due to small increases in bond yields that resulted in increases to the discount rates, actual return on assets exceeding expected returns for the year, and updated expected future claims costs.
Plan Assets
Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at September 25, 2022 and September 26, 2021 is $614,000 and $631,000, respectively, which are included within the tables below.
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
The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 25 2022	September 25 2022	September 26 2021

Equity securities	20	17	20
Debt securities	70	71	68
Hedge fund investment	10	12	12
Cash and cash equivalents	—	—	—
Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements
The fair value hierarchy of postretirement assets at September 25, 2022 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	26	—	—
Domestic equity securities	791	1,910	—	—
Emerging equity securities	—	456	—	—
International equity securities	—	573	480	—
Debt securities	—	17,248	—	—
Hedge fund investment	2,782	—	—	—
The fair value hierarchy of postretirement assets at September 26, 2021 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	25	—	—
Domestic equity securities	904	2,643	—	—
Emerging equity securities	—	603	—	—
International equity securities	—	747	660	—
Debt securities	—	18,363	—	—
Hedge fund investment	3,235	—	—	—
There were no purchases, sales or transfers of assets classified as Level 3 in 2022 or 2021. Postretirement assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include two investments:

•
U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $791,000 and $904,000 as of September 25, 2022 and September 26, 2021, respectively. We can redeem this fund on a monthly basis.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $2,782,000 and $3,235,000 as of September 25, 2022 and September 26, 2021, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

Cash Flows
Based on our forecast at September 25, 2022, we do not expect to contribute to our postretirement plans in 2023.
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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2023	980	—	980
2024	991	—	991
2025	985	—	985
2026	987	—	987
2027	955	—	955
2028-2032	4,563	—	4,563
Postemployment Plan
Our postemployment benefit obligation, which represents certain disability benefits, is $1,771,000 at September 25, 2022 and $2,233,000 at September 26, 2021.
11.    OTHER RETIREMENT PLANS
Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.
The defined contribution retirement plan costs were $3,565,000 in 2022, $3,403,000 in 2021 and $2,666,000 in 2020.
Multiemployer Pension Plans
We contributed to various multiemployer defined benefit pension plans under the terms of collective bargaining agreements ("CBAs"). The risks of participating in these multiemployer plans are different from our company-sponsored plans in the following aspects:
•We do not manage the plan investments or any other aspect of plan administration;
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•If we choose to stop participating in one or more multiemployer plans, we may be required to fund over time an amount based on the unfunded status of the plan at the time of withdrawal, referred to as a "withdrawal liability".

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2022	2021	Status	2022	2021	2020	Surcharge Imposed	EIN	Expiration Dates of CBAs

GCIU- Employer Retirement Fund	Critical	Red	Implemented	—	10	87	No	91-6024903	N/A (1)

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust	Endangered	Red	Implemented	—	15	31	N/A	51-0138317	N/A (1)

CWA/ITU negotiated Pension Plan	Critical	Red	Implemented	—	81	456	No	13-6212879	N/A (1)

IAM National Pension Fund	Green	Red	N/A	57	67	86	N/A	51-6031295	1/1/2024

Operating Engineers Central Pension Fund of the International Union of Operating Engineers and Participating Employers(2)	Green	Green	N/A	50	49	52	N/A	36-6052390	2/28/2023 11/1/2023
(1)The Company has withdrawn from the multi-employer plans
(2)We are subject to two different CBA's under the multi-employer plan.
The Company has effectuated withdrawals from several multiemployer plans. We record estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of September 25, 2022 and September 26, 2021, we had $24,995,000 and $23,471,000 of accrued withdrawal liabilities. The liabilities reflect the estimated net present value of payments to the fund, payable over 20 years.
Several multiemployer plans have CBAs that expire in the next twelve months. It is reasonably possible that if the Company is unable to renegotiate these agreements employees could go on strike which could disrupt the normal operations of the Company. Of our employees in CBA's, approximately 55% have CBA's that expire in the next 12 months.
12.    COMMON STOCK
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
The Warrant Agreement contains a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants be measured at fair value and classified as warrants and other liabilities in our Consolidated Balance Sheets. We re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The Warrants expired in March 2022.
In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement. The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement covering the shares of Common Stock upon exercise of the Warrants.
13.    STOCK OWNERSHIP PLANS
Total non-cash stock compensation expense is $1,337,000, $854,000 and $1,042,000, in 2022, 2021 and 2020, respectively.
At September 25, 2022, we have reserved 279,810 shares of Common Stock for issuance to employees under an incentive and non-statutory stock option and restricted stock plan approved by stockholders of which 279,810 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.
Stock Options
Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.
A summary of stock option activity is as follows:

(Thousands of Shares)	2022	2021	2020

Outstanding, beginning of year	36	41	81
Exercised	(9)	(2)	—
Canceled	(27)	(3)	(40)
Outstanding, end of year	—	36	41
Exercisable, end of year	—	36	41
Weighted average prices of stock options are as follows:

(Dollars)	2022	2021	2020

Exercised	11.30	11.30	—
Cancelled	11.30	11.30	25.30
Outstanding, end of year	—	11.40	11.40

Restricted Common Stock
A summary of restricted Common Stock activity follows:

(Thousands of Shares)	2022	2021	2020

Outstanding, beginning of year	154	155	148
Granted	78	46	72
Vested	(66)	(45)	(61)
Forfeited	(1)	(2)	(4)
Outstanding, end of year	165	154	155
Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2022	2021	2020

Outstanding, beginning of year	16.70	21.50	24.90
Granted	30.01	11.20	16.20
Vested	20.93	27.30	23.40
Forfeited	23.60	16.10	24.40
Outstanding, end of year	21.21	16.70	21.50
Total unrecognized compensation expense for unvested restricted Common Stock at September 25, 2022 is $1,876,000, which will be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plans
We have 27,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 870 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2022, 2021, or 2020.
14.    INCOME TAXES
Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2022	2021	2020

Current:
Federal	4,932	(2,431)	8,779
State	142	3,642	(10)
Deferred	(4,376)	6,044	(5,796)
	698	7,255	2,973

Income tax (benefit) expense related to operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of (Loss) Income Before Income Taxes)	2022	2021	2020

Computed “expected” income tax expense	21.0	21.0	21.0
State income tax benefit, net of federal tax benefit	(8.9)	5.6	21.7
Net income of associated companies	(77.2)	(1.8)	(18.3)
Resolution of tax matters	(32.2)	3.2	(30.5)
Remeasurement due to rate changes	(11.2)	0.1	(31.0)
Non-deductible expenses	124.0	0.9	19.4
Provision to return adjustment	70.2	—	—
Valuation allowance	11.9	(6.0)	125.2
Wage credit, net addback	(7.5)	—	—
Warrant valuation	(1.9)	(0.4)	(7.3)
Other	—	—	4.4
	88.2	22.6	104.6
Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 25 2022	September 26 2021

Deferred income tax liabilities:
Property and equipment	(11,712)	(13,284)
Identified intangible assets	(21,649)	(27,543)
ASC 842 - Leases DTL	(11,308)	(15,813)
Pension and postretirement benefits	—	(6,346)
Investments	(26,489)	(14,823)
	(71,158)	(77,809)
Deferred income tax assets:
Allowance for credit losses	802	237
Pension and postretirement benefits	3,445	—
Long-term debt	161	716
Interest deduction limitation	4,809	—
Operating loss carryforwards	26,224	26,999
ASC 842 - Leases DTA	13,112	15,840
Accrued compensation	1,914	6,630
Accrued expenses	1,663	443
Other	2,964	812
	55,094	51,677
Valuation allowance	(26,655)	(27,631)
Net deferred income tax liabilities	(42,719)	(53,763)
All deferred taxes are categorized as non-current.

A reconciliation of 2022 and 2021 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2022	2021

Balance, beginning of year	18,279	27,008
Changes in tax positions for prior years	(307)	1,008
Increases (decrease) in tax positions for the current year	1,887	(8,940)
Lapse in statute of limitations	(1,617)	(797)
Balance, end of year	18,242	18,279
Approximately $11,942,000 and $10,984,000 of the gross unrecognized tax benefit balances for 2022 and 2021, respectively, relate to state net operating losses which are netted against deferred taxes on our balance sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3,582,000 at September 25, 2022. The company does not expect that unrecognized tax benefits will fluctuate significantly in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1,476,000 at September 25, 2022 and $1,393,000 at September 26, 2021. There were no amounts provided for penalties at September 25, 2022 or September 26, 2021.
At September 25, 2022 and September 26, 2021, we had a deferred tax asset of $4,809,000 and $0, respectively, related to disallowed interest expense.
The company is current undergoing a New York Franchise Tax audit that includes fiscal year periods 2019 through 2021. Certain of the Company's state income tax returns for the year ended September 25, 2016 are open for examination. The Federal and remaining state returns are open beginning with the September 24, 2017 year.
At September 25, 2022, we have state tax benefits of approximately $45,137,000 in net operating loss ("NOL") carryforwards that expire between 2022 and 2040. These NOL carryforwards result in a deferred income tax asset of $35,658,000 at September 25, 2022, a portion of which is offset by a valuation allowance.
15.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.
The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Certain other investments totaling $4,226,000, including our 16.7% ownership of the non-voting common stock and 0.7% of the voting common stock of TCT, which represents 8.7% of total TCT stock, and a private equity investment, are carried at cost. Certain other investments totaling $1,745,000 which include securities held in trust under a deferred compensation arrangement, are carried at fair value with gains and losses reported in earnings. These represent Level 2 fair value measurements.
At September 25, 2022, we had no floating rate debt. Our fixed rate debt consists of $462,554,000 principal amount of the Term Note. At September 25, 2022 the fair value is $463,446,000. This represents a Level 2 fair value measurement.
As discussed more fully in Notes 7 and 12, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16,930,000. The fair value of the Warrants at September 25, 2022, September 26, 2021, and September 27, 2020 were zero, $71,000 and $363,000, respectively. In other, net non-operating income (expense) in the Consolidated Statements of Income (loss) and Comprehensive Income (Loss), we recognized income of $71,000 in 2022, $292,000 in 2021, and of $832,000 in 2020, for adjustments in the fair value of the Warrants. The Warrants expired in March 2022.

The following assumptions were used to estimate the fair value of the Warrants:

	2022	2021	2020

Volatility (Percent)	—	43	84
Risk-free interest rate (Percent)	—	0.05	0.12
Expected term (Years)	—	0.5	1.5
Estimated fair value (Dollars)	—	0.12	0.06
16.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2022	2021	2020

(Loss) income attributable to Lee Enterprises, Incorporated:	(2,017)	22,745	(1,975)

Weighted average Common Stock	5,946	5,873	5,811
Less non-vested restricted Common Stock	(167)	(156)	(154)
Basic average Common Stock	5,778	5,717	5,657
Dilutive stock options and restricted Common Stock	—	109	37
Diluted average Common Stock	5,778	5,826	5,694
Earnings per common share:
Basic:	(0.35)	3.98	(0.35)
Diluted	(0.35)	3.90	(0.35)
For 2021 we had 600,000 weighted average shares not considered in the computation of diluted earnings per share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For 2022 and 2020 we had 74,304 and 600,000 weighted average shares, respectively, not considered in the computation of diluted earnings per share because the Company recorded net losses.
17.    ALLOWANCE FOR CREDIT LOSSES
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	2022	2021	2020

Balance, beginning of year	6,574	13,431	6,434
Additions charged to expense	5,190	1,505	8,607
Deductions from reserves	(6,527)	(8,362)	(1,610)
Balance, end of year	5,237	6,574	13,431

18.    OTHER INFORMATION
Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 25 2022	September 26 2021

Compensation	20,815	20,849
Retirement plans	549	554
Other	23,376	23,673
	44,740	45,076
Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2022	2021	2020

Interest	41,770	45,214	49,518
Debt financing and reorganization costs	—	—	707
Income tax payments, net	5,311	7,604	446
Accumulated other comprehensive income (loss), net of deferred income taxes at September 25, 2022, and September 26, 2021, is related to pension and postretirement benefits.
19.    COMMITMENTS AND CONTINGENT LIABILITIES
Capital Expenditures
At September 25, 2022, we had construction and equipment purchase commitments totaling approximately $3,872,000.
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

Stockholders and Board of Directors
Lee Enterprises, Incorporated.
Davenport, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lee Enterprises, Incorporated (the “Company”) as of September 25, 2022, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal year ended September 25, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 25, 2022, and the results of its operations and its cash flows for the fiscal year ended September 25, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 25, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of indefinite-lived mastheads

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s non-amortized intangible assets in mastheads are $26.3 million as of September 25, 2022. The Company reviews the indefinite-lived mastheads for impairment on an annual basis or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test consists of comparing the fair value of each masthead with its carrying amount. The Company determines fair value using the relief from royalty method, which utilizes a discounted cash flow model to determine the fair value of each masthead. The significant assumptions used in the determination of the fair value of indefinite-lived mastheads are the discount rate (weighted-average cost of capital) and royalty rates. During the year ended September 25, 2022, the Company recognized impairments of $13.5 million on these indefinite-lived mastheads.

We identified the determination of the fair values of the indefinite-lived mastheads as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate their fair value, specifically the discount rate and royalty rates. Auditing the significant assumptions involved a high degree of subjective auditor judgment due to their significant estimation uncertainty, including the extent of specialized skills and knowledge needed.

The following are the primary procedures we performed to address this critical audit matter:

•Utilizing personnel with specialized skills and knowledge in valuation, who assisted in:

•Evaluating the discount rate by developing an independent estimate using independently obtained market data of guideline public companies and compared to the rate used by the Company; and

•Evaluating the royalty rates by (i) evaluating management’s profit-split analysis and (ii) comparing them to a range based on publicly available royalty rates.

Valuation of defined benefit pension plan assets and postretirement plan assets that do not have a readily determinable fair value

As described in Notes 1, 9, and 10 to the consolidated financial statements, the Company has certain defined benefit pension plan assets and postretirement plan assets for which there is not a readily determinable fair value, and the Company applies a practical expedient to exclude such assets from the fair value hierarchy. As described in Note 9 to the consolidated financial statements, the fair value of defined benefit pension plan assets was $209.4 million at September 25, 2022, which included $34.8 million of assets excluded from the fair value hierarchy. As described in Note 10 to the consolidated financial statements, the fair value of postretirement plan assets was $23.9 million at September 25, 2022, which included $3.6 million of assets excluded from the fair value hierarchy. As described in Note 1 to the consolidated financial statements, these plan assets include certain investments in equity funds and diversified funds valued at the net asset value of units held at the end of the period based upon the value of the underlying investments, which is determined using multiple approaches including quoted market prices and private market quotations.

We identified the valuation of plan assets that have no readily determinable fair value as a critical audit matter. The valuation of these plan assets was complex due to the higher estimation uncertainty of the inputs in the determinations of the net asset value of units held at the end of the reporting period. Auditing these elements involved subjective auditor judgment because certain information regarding the valuation of these investments is based on unaudited information available to management at the time of the valuation, including the extent of specialized skills and knowledge needed.

The following are the primary procedures we performed to address this critical audit matter:

•Utilizing personnel with specialized skills and knowledge in valuation, who assisted in:

•Obtaining the latest audited financial statements for certain investments, performing a roll forward of the investment balance to compute an estimated market return on investment, and comparing the market return to relevant benchmarks of various public funds.

Yield curve utilized in determining the discount rates used in measurement of certain defined benefit pension and postretirement benefit obligations

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s defined benefit pension obligations were $208.8 million, compared to the fair value of defined benefit pension plan assets of $209.4 million at September 25, 2022. As described in Notes 1 and 10 to the consolidated financial statements, the Company’s postretirement benefit obligations were $12.3 million, compared to the fair value of postretirement plan assets of $23.9 million at September 25, 2022. As described in Note 1 to the consolidated financial statements, the Company updates the assumptions used to measure the benefit obligations, including discount rates, at the month-end closest to the fiscal year-end. The Company determines the discount rates used to measure the obligations based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream.

We identified the yield curve utilized in the determination of the discount rate assumptions, which are utilized in the measurement of certain of the defined benefit pension and postretirement benefit obligations, as a critical audit matter. The discount rates have a significant effect on the measurement of certain of the defined benefit pension and postretirement benefit obligations. Auditing the yield curve utilized in the determination of the discount rates was complex because it involved especially subjective auditor judgment, including the extent of specialized skills and knowledge needed.

The following are the primary procedures we performed to address this critical audit matter:

•Utilizing personnel with specialized skills and knowledge in actuarial valuation, who assisted in:

•Evaluating the reasonableness of the selected yield curve used to determine the discount rates applied in measuring certain of the defined benefit pension and postretirement benefit obligations, which included comparing the discount rates based on the yield curve used by the Company to independent estimates of discount rates based on a separate publicly available yield curve.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Chicago, Illinois
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lee Enterprises, Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lee Enterprises, Incorporated and subsidiaries (the Company) as of September 26, 2021, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the 52-week periods ended September 26, 2021 and September 27, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2021, and the results of its operations and its cash flows for the 52-week periods ended September 26, 2021 and September 27, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses on financial instruments as of September 28, 2020, due to the adoption of Accounting Standard Codification Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
We served as the Company’s auditor from 2008 to 2021.

Chicago, Illinois
December 10, 2021 except for the immaterial corrections to prior period financial statements as described in Note 2, as to which the date is February 27, 2023.

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

10.16.2+*	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers (Exhibit 10.31.3 to Form 10-K for the Fiscal Year Ended September 30, 2018)

Number	Description
10.17+*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.32 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.18+*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Effective February 22, 2017) (Appendix B to Schedule 14A Definitive Proxy Statement for 2017)

21	Subsidiaries and associated companies

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2023.
LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 27th day of February 2023.

Signature

/s/ Steven C. Fletcher	Director
Steven C. Fletcher

/s/ Margaret R. Liberman	Director
Margaret R. Liberman

/s/ Mary E. Junck	Director
Mary E. Junck

/s/ Brent M. Magid	Director
Brent M. Magid

/s/ Shaun E. McAlmont	Director
Shaun E. McAlmont

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ David T. Pearson	Director
David T. Pearson

/s/ Gregory P. Schermer	Director
Gregory P. Schermer

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
Timothy R. Millage