Form 10-Q
period 2022-12-25
LEE ENTERPRISES, Inc
filed 2023-03-02
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of February 28, 2023, 6,039,856 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2023”, “2022" and the like refer to the fiscal years ended the last Sunday in September.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:
•The overall impact the COVID-19 pandemic has on the Company's revenues and costs;
•The long-term or permanent changes the COVID-19 pandemic may have on the publishing industry, which may result in permanent revenue reductions and other risks and uncertainties;
•We may be required to indemnify the previous owners of the BH Media or Buffalo News for unknown legal and other matters that may arise;
•Our ability to manage declining print revenue and circulation subscribers;
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	December 25, 2022	September 25, 2022

ASSETS

Current assets:
Cash and cash equivalents	18,346	16,185
Accounts receivable and contract assets, net	75,405	69,522
Inventories	8,991	8,265
Prepaid and other current assets	18,352	15,151
Total current assets	121,094	109,123
Investments:
Associated companies	28,064	27,378
Other	5,765	5,971
Total investments	33,829	33,349
Property and equipment:
Land and improvements	14,130	14,505
Buildings and improvements	93,328	95,111
Equipment	216,065	215,731
Construction in process	2,137	1,449
	325,660	326,796
Less accumulated depreciation	255,224	253,083
Property and equipment, net	70,436	73,713
Operating lease right-of-use assets	47,097	47,490
Goodwill	329,504	329,504
Other intangible assets, net	116,534	121,373
Pension plan assets, net	486	528
Medical plan assets, net	19,597	19,066
Other	9,119	9,896
Total assets	747,696	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	December 25, 2022	September 25, 2022

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,848	7,859
Accounts payable	39,383	28,608
Compensation and other accrued liabilities	39,945	44,740
Unearned revenue	48,750	49,929
Total current liabilities	135,926	131,136
Long-term debt, net of current maturities	462,554	462,554
Operating lease liabilities	44,062	46,003
Pension obligations	984	966
Postretirement and postemployment benefit obligations	9,291	9,221
Deferred income taxes	42,503	42,719
Income taxes payable	8,446	8,292
Withdrawal liabilities and other	25,512	25,914
Total liabilities	729,278	726,805
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	60	60
December 25, 2022; 6,043 shares; $0.01 par value
September 25, 2022; 5,979 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	259,487	259,521
Accumulated deficit	(260,130)	(261,229)
Accumulated other comprehensive income	16,513	16,653
Total stockholders' equity	15,930	15,005
Non-controlling interests	2,488	2,232
Total equity	18,418	17,237
Total liabilities and equity	747,696	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
(Thousands of Dollars, Except Per Common Share Data)	December 25, 2022	December 26, 2021

Operating revenue:
Advertising and marketing services	89,585	98,754
Subscription	79,699	87,519
Other	15,847	16,009
Total operating revenue	185,131	202,282
Operating expenses:
Compensation	75,446	84,694
Newsprint and ink	7,432	7,644
Other operating expenses	86,774	85,982
Depreciation and amortization	7,886	9,676
Assets gain on sales, impairments and other, net	(2,563)	(12,274)
Restructuring costs and other	646	3,200
Total operating expenses	175,621	178,922
Equity in earnings of associated companies	1,668	1,754
Operating income	11,178	25,114
Non-operating (expense) income:
Interest expense	(10,408)	(10,663)
Curtailment gain	—	1,027
Other, net	1,494	3,072
Total non-operating expense, net	(8,914)	(6,564)
Income before income taxes	2,264	18,550
Income tax expense	440	5,351
Net income	1,824	13,199
Net income attributable to non-controlling interests	(725)	(541)
Income attributable to Lee Enterprises, Incorporated	1,099	12,658
Other comprehensive loss, net of income taxes	(140)	(6,112)
Comprehensive income attributable to Lee Enterprises, Incorporated	959	6,546
Earnings per common share:
Basic:	0.19	2.21
Diluted:	0.19	2.17
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 26, 2022	(261,229)	60	259,521	16,653	15,005
Shares issued (redeemed)	—	—	(383)	—	(383)
Income attributable to Lee Enterprises, Incorporated	1,099	—	—	—	1,099
Stock compensation	—	—	349	—	349
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
December 25, 2022	(260,130)	60	259,487	16,513	15,930

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 27, 2021	(259,212)	59	258,063	42,187	41,097
Shares issued (redeemed)	—	1	(386)	—	(385)
Income attributable to Lee Enterprises, Incorporated	12,658	—	—	—	12,658
Stock compensation	—	—	186	—	186
Other comprehensive loss	—	—	—	(8,174)	(8,174)
Deferred income taxes, net	—	—	—	2,062	2,062
December 26, 2021	(246,554)	60	257,863	36,075	47,444
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Cash (required for) provided by operating activities:
Net income	1,824	13,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,886	9,676
Curtailment gain	—	(1,027)
Pension withdrawal cost	—	—
Stock compensation expense	349	186
Assets gain loss on sales, impairments and other, net	(2,563)	(12,274)
Gain on sale of investment	(1,408)	—
Deferred income taxes	(216)	—
Return of letters of credit collateral	778	—
Other, net	(459)	383
Changes in operating assets and liabilities:
Increase in receivables and contract assets	(6,098)	(8,519)
Decrease in inventories and other	153	1,085
Increase (decrease) in accounts payable and other accrued liabilities	(1,738)	3,369
Decrease in pension and other postretirement and postemployment benefit obligations	(192)	(4,826)
Change in income taxes payable	570	2,427
Other	(578)	(3,109)
Net cash (required for) provided by operating activities	(1,692)	570
Cash provided by investing activities:
Purchases of property and equipment	(1,187)	(1,777)
Proceeds from sales of assets	4,052	14,406
Distributions less than earnings of TNI and MNI	(522)	(595)
Other, net	1,678	(80)
Net cash provided by investing activities	4,021	11,954
Cash required for financing activities:
Payments on long-term debt	—	(20,062)
Common stock transactions, net	(168)	11
Net cash required for financing activities	(168)	(20,051)
Net increase (decrease) in cash and cash equivalents	2,161	(7,527)
Cash and cash equivalents:
Beginning of period	16,185	26,112
End of period	18,346	18,585
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of December 25, 2022, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2022 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2023 ends on September 24, 2023, and fiscal year 2022 ended September 25, 2022. Fiscal year 2023 and 2022 are 52-week years with 13 weeks in each quarter. Because of seasonal and other factors, the results of operations for the three months ended December 25, 2022, are not necessarily indicative of the results to be expected for the full year.
The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, as well as our 82.5% interest in INN Partners, L.C. (“BLOX Digital" formerly "TownNews”).
Our 50% interest in TNI Partners ("TNI") and our 50% interest in Madison Newspapers, Inc. ("MNI") are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Operating revenue:
Print advertising revenue	41,836	55,970
Digital advertising revenue	47,749	42,784
Advertising and marketing services revenue	89,585	98,754
Print subscription revenue	67,370	79,628
Digital subscription revenue	12,329	7,891
Subscription revenue	79,699	87,519
Print other revenue	11,120	11,385
Digital other revenue	4,727	4,624
Other revenue	15,847	16,009
Total operating revenue	185,131	202,282
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
Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the three months ended December 25, 2022, that was included in the contract liability as of September 25, 2022, was $32.2 million.
Accounts receivable, excluding allowance for credit losses was $80.8 million and $74.8 million as of December 25, 2022, and September 25, 2022, respectively. Allowance for credit losses was $5.4 million and $5.2 million as of December 25, 2022, and September 25, 2022, respectively.
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Operating revenue	8,814	8,981
Operating expenses	6,285	6,465
Operating income	2,529	2,516
Company's 50% share of operating income	1,265	1,258
Equity in earnings of TNI	1,265	1,258
TNI makes periodic distributions of its earnings and for the three months ended December 25, 2022, and December 26, 2021, and in both periods we received $0.9 million in distributions, respectively.
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

Summarized results of MNI are as follows:

	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Operating revenue	11,904	12,195
Operating expenses, excluding restructuring costs, depreciation and amortization	9,346	9,546
Restructuring costs	26	—
Depreciation and amortization	137	170
Operating income	2,395	2,479
Net income	807	991
Equity in earnings of MNI	404	496
MNI makes periodic distributions of its earnings and in the three months ended December 25, 2022 and December 26, 2021, in both periods we received $0.3 million in distributions.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	December 25, 2022	September 25, 2022

Goodwill, beginning of period	329,504	330,204
Impairment	—	(700)
Goodwill, end of period	329,504	329,504
Non-amortized intangible assets:
Mastheads	26,346	26,346
Amortizable intangible assets:
Customer and newspaper subscriber lists	323,568	323,568
Less accumulated amortization	(233,380)	(228,541)
	90,188	95,027
Total intangibles, net	446,038	450,877
The weighted average amortization period for amortizable assets is 12.2 years.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $462.6 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On December 25, 2022, the fair value is $480.8 million. This represents a level 2 fair value measurement.
During the three months ended December 25, 2022, we made no principal debt payments. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of December 25, 2022, there was no excess cash flow payment due.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have two defined benefit pension plans that together cover certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through

December 25, 2022, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Service cost for benefits earned during the period	5	456
Interest cost on projected benefit obligation	2,592	1,936
Expected return on plan assets	(2,548)	(4,536)
Amortization of net (gain) loss	2	(1,259)
Amortization of prior service benefit	213	—
Curtailment gain	—	(1,027)
Pension benefit	264	(4,430)

POSTRETIREMENT MEDICAL PLANS	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Service cost for benefits earned during the period	17	27
Interest cost on projected benefit obligation	149	85
Expected return on plan assets	(295)	(263)
Amortization of net gain	(254)	(249)
Amortization of prior service benefit	(162)	(162)
Postretirement medical benefit	(545)	(562)
In the three months ended December 25, 2022 and December 26, 2021, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2023.
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of December 25, 2022, and September 25, 2022, we had $23.7 million and $25.0 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax expense of $0.4 million related to income before taxes of $2.3 million for the three months ended December 25, 2022. We recorded an income tax expense of $5.4 million related to income before taxes of $18.6 million for the three months ended December 26, 2021. The effective income tax rate for the three months ended December 25, 2022, was 19.4%. The effective income tax rate for the three months ended December 26, 2021, was 28.8%.
The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, adjustments to reserves for uncertain tax positions, including any related interest, and mark-to-market adjustments to value stock warrants.
We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2015.

8    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 25, 2022	December 26, 2021

Income attributable to Lee Enterprises, Incorporated:	1,099	12,658
Weighted average common shares	5,996	5,885
Less weighted average restricted Common Stock	(171)	(159)
Basic average common shares	5,825	5,726
Dilutive stock options and restricted Common Stock	71	118
Diluted average common shares	5,896	5,844
Earnings per common share:
Basic	0.19	2.21
Diluted	0.19	2.17
For the three months ended December 25, 2022 and December 26, 2021, 74,304 and 600,000 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended December 25, 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2022 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information in the markets we serve with rapidly growing digital subscription and advertising platforms.
We operate 77 principally mid-sized local media operations.
We reach nearly 70% of all adults in our larger markets through a combination of our print and digital content offerings.
•Our web and mobile sites are the number one digital source of local news in most of our markets, reaching almost 38 million monthly unique visitors in 2023 with 343 million page views and 78 million visits.
•We have approximately one million paid subscribers to our print and digital products. Digital-only subscribers totaled approximately 564,000, a 25.3% increase over the prior year.
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
We also operate BLOX Digital which provides state-of-the-art web hosting, content management services and video management services to nearly 2,200 other media organizations including broadcast.
STRATEGY
We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally-focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts, and digital services to local content curators. To align with the core strength of our Company, our post-pandemic operating strategy is locally focused around three pillars:
•Grow digital audiences by transforming the way we present local news and information
•Expand our digital subscription base and revenue through audience growth and continued conversion of our massive digital audiences.
•Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Amplified Digital that will enable advertisers to leverage our vast data-rich digital audiences and reach consumers in new ways.

RESULTS OF OPERATIONS
Three Months Ended December 25, 2022
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	2022	2021	Percent Change

Operating revenue:
Print advertising revenue	41,836	55,970	(25.3)%
Digital advertising revenue	47,749	42,784	11.6%
Advertising and marketing services revenue	89,585	98,754	(9.3)%
Print subscription revenue	67,370	79,628	(15.4)%
Digital subscription revenue	12,329	7,891	56.2%
Subscription revenue	79,699	87,519	(8.9)%
Print other revenue	11,120	11,385	(2.3)%
Digital other revenue	4,727	4,624	2.2%
Other revenue	15,847	16,009	(1.0)%
Total operating revenue	185,131	202,282	(8.5)%
Operating expenses:
Compensation	75,446	84,694	(10.9)%
Newsprint and ink	7,432	7,644	(2.8)%
Other operating expenses	86,774	85,982	0.9%
Depreciation and amortization	7,886	9,676	(18.5)%
Assets gain on sales, impairments and other	(2,563)	(12,274)	(79.1)%
Restructuring costs and other	646	3,200	(79.8)%
Total operating expenses	175,621	178,922	(1.8)%
Equity in earnings of associated companies	1,668	1,754	(4.9)%
Operating income	11,178	25,114	(55.5)%
Non-operating income (expense):
Interest expense	(10,408)	(10,663)	(2.4)%
Curtailment gain	—	1,027	(100.0)%
Pension and OPEB related benefit (cost) and other, net	1,494	3,072	(51.4)%
Total non-operating expense, net	(8,914)	(6,564)	35.8%
Income before income taxes	2,264	18,550	(87.8)%
Income tax expense	440	5,351	(91.8)%
Net Income	1,824	13,199	(86.2)%

Earnings (loss) per common share:
Basic	0.19	2.21	(91.4)%
Diluted	0.19	2.17	(91.2)%
References to the “2023 Quarter” refer to the three months ended December 25, 2022. Similarly, references to the “2022 Quarter” refer to the three months ended December 26, 2021.
Operating Revenue
Total operating revenue was $185.1 million in the 2023 Quarter, down $17.2 million, or 8.5%, compared to the prior year.

Advertising and marketing services revenue totaled $89.6 million in the 2023 Quarter, down 9.3% compared to the 2022 Quarter. Print advertising revenues were $41.8 million in the 2023 Quarter, down 25.3% compared to the 2022 Quarter due to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $47.7 million in the 2023 Quarter, up 11.6% compared to the 2022 Quarter. These gains resulted from an increase in Amplified Digital revenue. Digital advertising and marketing services represented 53.3% of the 2023 Quarter total advertising and marketing services revenue, compared to 43.3% in the same period last year.
Subscription revenue totaled $79.7 million in the 2023 Quarter, down 8.9% compared to the 2022 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 25.3% since the 2022 Quarter and now total 564,000, and revenue from digital-only subscribers totaled $12.3 million, up 56% compared to the 2022 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.2 million, or 1.0%, in the 2023 Quarter compared to the 2022 Quarter. Digital services revenue totaled $4.7 million in the 2023 Quarter, a 2.2% increase compared to the 2022 Quarter. Commercial printing revenue totaled $5.5 million in the 2023 Quarter, a 4.6% decrease compared to the 2022 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $64.8 million in the 2023 Quarter, an increase of 17.2% over the 2022 Quarter, and represented 35.0% of our total operating revenue in the 2023 Quarter.
Equity in earnings of TNI and MNI decreased 0.1 in the 2023 Quarter.
Operating Expenses
Total operating expenses were $175.6 million in the 2023 Quarter, a 1.8% decrease compared to the 2022 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 4.9% in the 2023 Quarter.
Compensation expense decreased $9.2 million in the 2023 Quarter, or 10.9%, compared to the 2022 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $0.2 in the 2023 Quarter, or 2.8%, compared to the 2022 Quarter. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses increased $0.8 in the 2023 Quarter, or 0.9%, compared to the 2022 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to increases in investments to fund our digital growth strategy partially offset by lower delivery and other print-related costs due to lower volumes of our print editions.
Restructuring costs and other totaled $0.6 million and $3.2 million in the 2023 Quarter and 2022 Quarter, respectively. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses. Restructuring costs in the 2023 Quarter are predominately severance related to our ongoing business transformation, while restructuring costs In the 2022 quarter also include costs associated with the unsolicited offer in November 2021.
Depreciation and amortization expense decreased $1.8 million, or 18.5%, in the 2023 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets gain on sales, impairments and other, was a net gain of $2.6 million in the 2023 Quarter compared to a net gain of $12.3 million in the 2022 Quarter. Assets gain on sales, impairments and other in the 2023 Quarter and in the 2022 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in an operating income of $11.2 million in the 2023 Quarter compared to operating income of $25.1 million in the 2022 Quarter.
Non-operating Income and Expense
Interest expense decreased $0.3 million, or 2.4%, to $10.4 million in the 2023 Quarter, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2023 Quarter and 2022 Quarter.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $0.3 million periodic pension and other postretirement benefits in the 2023 Quarter compared to $4.4 million in the 2022 Quarter. We recorded non-operating income of $0 in the 2023 Quarter and non-operating expense of $1.9 million in the 2022 Quarter, related to the changes in the value of the Warrants.
We recognized a non-cash curtailment gain of $1.0 million in the 2022 Quarter as a result of freezing certain defined benefit pension plans.
Income Tax Expense
We recorded an income tax expense of $0.4 million, or 19.4% of pretax income in the 2023 Quarter. In the 2022 Quarter, we recognized an income tax expense of $5.4 million, or 28.8% of pretax income.
Net Income and Earnings (losses) Per Share
Net income was $1.8 million and diluted earnings per share were $0.19 for the 2023 Quarter compared to net income of $13.2 million and diluted earnings per share of $2.17 for the 2022 Quarter. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Net income	1,824	13,199
Adjusted to exclude
Income tax expense	440	5,351
Non-operating expenses, net	8,914	6,564
Equity in earnings of TNI and MNI	(1,668)	(1,754)
Depreciation and amortization	7,886	9,676
Restructuring costs and other	646	3,200
Assets gain on sales, impairments and other, net	(2,563)	(12,274)
Stock compensation	349	186
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,791	1,939
Adjusted EBITDA	17,619	26,087
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 25, 2022	December 26, 2021

Operating expenses	175,621	178,922
Adjustments
Depreciation and amortization	7,886	9,676
Assets gain on sales, impairments and other, net	(2,563)	(12,274)
Restructuring costs and other	646	3,200
Cash Costs	169,652	178,320

LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash required for operating activities totaled $1.7 million in 2023 compared to cash provided by operating activities of $0.6 million in 2022, a decrease of $2.3 million. The decrease was driven by a decrease in operating results of $4.0 million (defined as net income (loss) adjusted for non-working capital items) and an increase in working capital of $1.7 million, primarily related to unfavorable changes in postretirement liabilities, income taxes payable, and accounts receivable.
Investing Activities
Cash provided by investing activities totaled $4.0 million in the 2023 Period compared to cash provided by investing activities of $12.0 million in the 2022 Period. 2023 and 2022 included $4.1 million and $14.4 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $10.0 million in 2023, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $0.2 million in the 2023 Period compared to $20.1 million in the 2022 Period. Debt reduction accounted for nearly all the usage of funds in 2022.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $18.3 million on December 25, 2022. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
COMMODITIES
Newsprint prices have remained steady after the increases in prices implemented throughout 2022 and expect to remain there for the foreseeable future. Despite reduced consumption, the newsprint supply chain is challenged due to significant capacity reductions taken in the last two years including paper machine permanent shutdowns, conversion to paper grades other than newsprint, and recovering demand, domestically and exports, for newsprint.

Our long-term supply strategy continues to align the Company with those cost-effective suppliers most likely to continue producing and supplying newsprint to the North American market and geographically aligned with our print locations. Where possible the Company will align supply with the lowest cost material, but may be restricted due to shipping expenses and paper production availability.

A $10 per tonne price increase on 27.7-pound newsprint would result in an annualized reduction in income before taxes of approximately $0.3 million based on current and anticipated consumption trends in 2023, excluding consumption of TNI and MNI and the impact of LIFO accounting.
SENSITIVITY TO CHANGES IN VALUE
Our fixed rate debt consists of $462.6 million principal amount of the Term Loan recorded at carrying value.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 25, 2022, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation the Company has concluded that, because the material weaknesses in the Company's internal control that existed as of September 25, 2022 and have not been remediated by the end of the period covered by this report, our disclosure controls and procedures were not effective..
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
•Management did not maintain appropriately designed controls to validate the accuracy of the tax basis associated with certain deferred tax assets and liabilities, which resulted in an immaterial error correction associated with the Company's previously issued consolidated financial statements.
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
Item 1.A    Risk Factors
Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2022 Form 10-K.
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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	March 2, 2023
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)