Form 10-Q
period 2023-03-26
LEE ENTERPRISES, Inc
filed 2023-05-04
CIK 58361

Table of Contents
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 26, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6227
LEE ENTERPRISES, INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware	42-0823980
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of April 30, 2023, 6,039,856 shares of Common Stock of the Registrant were outstanding.

Table of Contents

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	March 26, 2023	September 25, 2022

ASSETS

Current assets:
Cash and cash equivalents	19,030	16,185
Accounts receivable and contract assets, net	67,587	69,522
Inventories	10,347	8,265
Prepaid and other current assets	13,811	15,151
Total current assets	110,775	109,123
Investments:
Associated companies	28,610	27,378
Other	5,813	5,971
Total investments	34,423	33,349
Property and equipment:
Land and improvements	13,945	14,505
Buildings and improvements	92,304	95,111
Equipment	216,003	215,731
Construction in process	2,696	1,449
	324,948	326,796
Less accumulated depreciation	256,571	253,083
Property and equipment, net	68,377	73,713
Operating lease right-of-use assets	46,529	47,490
Goodwill	329,504	329,504
Other intangible assets, net	111,743	121,373
Pension plan assets, net	154	528
Medical plan assets, net	19,430	19,066
Other	12,158	9,896
Total assets	733,093	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	March 26, 2023	September 25, 2022

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,173	7,859
Accounts payable	40,251	28,608
Compensation and other accrued liabilities	35,322	44,740
Unearned revenue	47,538	49,929
Total current liabilities	131,284	131,136
Long-term debt, net of current maturities	459,994	462,554
Operating lease liabilities	42,852	46,003
Pension obligations	706	966
Postretirement and postemployment benefit obligations	9,365	9,221
Deferred income taxes	42,351	42,719
Income taxes payable	8,531	8,292
Withdrawal liabilities and other	25,057	25,914
Total liabilities	720,140	726,805
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	60	60
March 26, 2023; 6,040 shares; $0.01 par value
September 25, 2022; 5,979 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	259,964	259,521
Accumulated deficit	(266,015)	(261,229)
Accumulated other comprehensive income	16,373	16,653
Total stockholders' equity	10,382	15,005
Non-controlling interests	2,571	2,232
Total equity	12,953	17,237
Total liabilities and equity	733,093	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
(Thousands of Dollars, Except Per Common Share Data)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Operating revenue:
Advertising and marketing services	77,700	87,633	167,285	186,387
Subscription	78,582	87,348	158,281	174,867
Other	14,405	15,033	30,252	31,042
Total operating revenue	170,687	190,014	355,818	392,296
Operating expenses:
Compensation	68,831	83,513	144,277	168,207
Newsprint and ink	6,466	7,068	13,898	14,712
Other operating expenses	82,569	84,679	169,343	170,661
Depreciation and amortization	7,733	8,951	15,619	18,627
Assets gain on sales, impairments and other, net	(792)	(152)	(3,355)	(12,426)
Restructuring costs and other	3,694	10,590	4,340	13,790
Total operating expenses	168,501	194,649	344,122	373,571
Equity in earnings of associated companies	672	1,407	2,340	3,161
Operating income (loss)	2,858	(3,228)	14,036	21,886
Non-operating (expense) income:
Interest expense	(10,501)	(10,523)	(20,909)	(21,186)
Curtailment gain	—	—	—	1,027
Pension withdrawal cost	—	(2,335)	—	(2,335)
Pension and OPEB related benefit (cost) and other, net	206	6,248	1,700	9,320
Total non-operating expense, net	(10,295)	(6,610)	(19,209)	(13,174)
(Loss) income before income taxes	(7,437)	(9,838)	(5,173)	8,712
Income tax (benefit) expense	(2,071)	(3,144)	(1,631)	2,207
Net (loss) income	(5,366)	(6,694)	(3,542)	6,505
Net income attributable to non-controlling interests	(519)	(582)	(1,244)	(1,123)
(Loss) income attributable to Lee Enterprises, Incorporated	(5,885)	(7,276)	(4,786)	5,382
Other comprehensive loss, net of income taxes	(140)	(1,167)	(280)	(7,279)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(6,025)	(8,443)	(5,066)	(1,897)
Earnings per common share:
Basic:	(1.01)	(1.26)	(0.82)	0.94
Diluted:	(1.01)	(1.26)	(0.82)	0.92
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 26, 2022	(261,229)	60	259,521	16,653	15,005
Shares issued (redeemed)	—	—	(383)	—	(383)
Income attributable to Lee Enterprises, Incorporated	1,099	—	—	—	1,099
Stock compensation	—	—	349	—	349
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
December 25, 2022	(260,130)	60	259,487	16,513	15,930

Shares issued (redeemed)	—	—	(97)	—	(97)
Loss attributable to Lee Enterprises, Incorporated	(5,885)	—		—	(5,885)
Stock compensation	—	—	574	—	574
Other comprehensive loss	—	—		(200)	(200)
Deferred income taxes, net	—	—		60	60
March 26, 2023	(266,015)	60	259,964	16,373	10,382

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 27, 2021	(259,212)	59	258,063	42,187	41,097
Shares issued (redeemed)	—	1	(386)	—	(385)
Income attributable to Lee Enterprises, Incorporated	12,658	—	—	—	12,658
Stock compensation	—	—	186	—	186
Other comprehensive loss	—	—	—	(8,174)	(8,174)
Deferred income taxes, net	—	—	—	2,062	2,062
December 26, 2021	(246,554)	60	257,863	36,075	47,444

Shares issued (redeemed)	—	—	(3)	—	(3)
Loss attributable to Lee Enterprises, Incorporated	(7,276)	—	—	—	(7,276)
Stock compensation	—	—	663	—	663
Other comprehensive loss	—	—	—	(1,667)	(1,667)
Deferred income taxes, net	—	—	—	500	500
March 27, 2022	(253,830)	60	258,523	34,908	39,661
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022

Cash provided by (required for) operating activities:
Net (loss) income	(3,542)	6,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,619	18,627
Curtailment gain	—	(1,027)
Pension withdrawal cost	—	2,335
Stock compensation expense	922	699
Assets (gain) loss on sales, impairments and other, net	(3,355)	(12,426)
Gain on sale of investment	(1,408)	—
Deferred income taxes	(368)	664
Return of letters of credit collateral	778	151
Other, net	(895)	(1,011)
Changes in operating assets and liabilities:
Decrease (increase) in receivables and contract assets	1,720	(3,060)
Decrease in inventories and other	(1,921)	(1,033)
(Decrease) increase in accounts payable and other accrued liabilities	(4,977)	5,694
Decrease in pension and other postretirement and postemployment benefit obligations	(37)	(9,388)
Change in income taxes payable	239	(3,686)
Other	(2,128)	(3,650)
Net cash provided by (required for) operating activities	647	(606)
Cash provided by investing activities:
Purchases of property and equipment	(2,279)	(4,570)
Proceeds from sales of assets	5,309	14,744
Distributions less than earnings of TNI and MNI	374	(102)
Other, net	1,619	(192)
Net cash provided by investing activities	5,023	9,880
Cash required for financing activities:
Payments on long-term debt	(2,560)	(20,062)
Common stock transactions, net	(265)	11
Net cash required for financing activities	(2,825)	(20,051)
Net increase (decrease) in cash and cash equivalents	2,845	(10,777)
Cash and cash equivalents:
Beginning of period	16,185	26,112
End of period	19,030	15,335
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
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 26, 2023, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2022 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2023 ends on September 24, 2023, and fiscal year 2022 ended September 25, 2022. Fiscal year 2023 and 2022 are 52-week years with 13 weeks in each quarter. Because of seasonal and other factors, the results of operations for the three and six months ended March 26, 2023, are not necessarily indicative of the results to be expected for the full year.
The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, as well as our 82.5% interest in INN Partners, L.C. (“BLOX Digital" , formerly "TownNews”).
Our 50% interest in TNI Partners ("TNI") and our 50% interest in Madison Newspapers, Inc. ("MNI") are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Operating revenue:
Print advertising revenue	31,450	44,248	73,286	100,218
Digital advertising revenue	46,250	43,385	93,999	86,169
Advertising and marketing services revenue	77,700	87,633	167,285	186,387
Print subscription revenue	64,586	77,255	131,956	156,883
Digital subscription revenue	13,996	10,093	26,325	17,984
Subscription revenue	78,582	87,348	158,281	174,867
Print other revenue	9,649	10,374	20,769	21,759
Digital other revenue	4,756	4,659	9,483	9,283
Other revenue	14,405	15,033	30,252	31,042
Total operating revenue	170,687	190,014	355,818	392,296

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
Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the six months ended March 26, 2023, that was included in the contract liability as of September 25, 2022, was $41.2 million.
Accounts receivable, excluding allowance for credit losses were $72.7 million and $74.8 million as of March 26, 2023, and September 25, 2022, respectively. Allowance for credit losses was $5.1 million and $5.2 million as of March 26, 2023, and September 25, 2022, respectively.
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Operating revenue	8,169	8,594	16,710	17,575
Operating expenses	6,889	6,409	13,364	12,873
Operating income	1,280	2,185	3,346	4,702
Net Income	1,137	1,093	3,666	2,351
Equity in earnings of TNI	569	1,093	1,833	2,351
TNI makes periodic distributions of its earnings and for the three months ended March 26, 2023, and March 27, 2022, we received $1.4 million in distributions in both periods. In the six months ended March 26, 2023 and March 27, 2022, we received $2.3 million in distributions in both periods.

Madison Newspapers, Inc.
We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and operates related digital platforms. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.
Summarized results of MNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Operating revenue	10,603	11,561	22,507	23,756
Operating expenses, excluding restructuring costs, depreciation and amortization(1)	8,681	9,344	18,026	18,720
Restructuring costs	101	—	127	—
Depreciation and amortization	135	170	273	340
Operating income	1,686	2,047	4,081	4,696
Net income	207	627	1,014	1,620
Equity in earnings of MNI	104	314	507	810
(1) Amounts were reclassed to align with current year presentation
MNI makes periodic distributions of its earnings and in the three months ended March 26, 2023 and March 27, 2022, we received $0.1 million and $0.5 million in distributions, respectively. In the six months ended March 26, 2023 and March 27, 2022 we received distributions of $0.4 million and $0.8 million, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	March 26, 2023	September 25, 2022

Goodwill, beginning of period	329,504	330,204
Impairment	—	(700)
Goodwill, end of period	329,504	329,504
Non-amortized intangible assets:
Mastheads	26,346	26,346
Amortizable intangible assets:
Customer and newspaper subscriber lists	322,310	323,568
Less accumulated amortization	(236,913)	(228,541)
	85,397	95,027
Total intangibles, net	441,247	450,877
The weighted average amortization period for amortizable assets is 11.95 years.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $460.0 million at a 9% annual fixed rate and maturing on March 16, 2045

(referred to herein as “Credit Agreement” and “Term Loan”). On March 26, 2023, the fair value is $462.4 million. This represents a level 2 fair value measurement.
During the six months ended March 26, 2023, we made principal debt payments of $2.6 million. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of March 26, 2023, there was no excess cash flow payment due.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have a defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through March 26, 2023, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Service cost for benefits earned during the period	5	287	10	743
Interest cost on projected benefit obligation	2,592	2,001	5,184	3,938
Expected return on plan assets	(2,548)	(4,535)	(5,096)	(9,071)
Amortization of net (gain) loss	2	(687)	4	(1,946)
Amortization of prior service benefit	213	212	426	212
Curtailment gain	—	—	—	(1,027)
Pension cost (benefit)	264	(2,722)	528	(7,151)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Service cost for benefits earned during the period	17	27	34	54
Interest cost on projected benefit obligation	149	85	298	170
Expected return on plan assets	(295)	(263)	(590)	(526)
Amortization of net gain	(254)	(249)	(508)	(498)
Amortization of prior service benefit	(162)	(162)	(324)	(324)
Postretirement medical benefit	(545)	(562)	(1,090)	(1,124)
In the six months ended March 26, 2023 and March 27, 2022, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2023.
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of March 26, 2023, and September 25, 2022, we had $23.4 million and $25.0 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20 years.

7    INCOME TAXES
We recorded an income tax benefit of $2.1 million related to loss before taxes of $7.4 million for the three months ended March 26, 2023, and an income tax benefit of $1.6 million related to a loss before income taxes of $5.2 million for the six months ended March 26, 2023. We recorded an income tax benefit of $3.1 million related to income before taxes of $9.8 million for the three months ended March 27, 2022 and income tax expense of $2.2 million related to income before income taxes of $8.7 million for the six months ended March 27, 2022. The effective income tax rate for the three and six months ended March 26, 2023, were 27.8% and 31.5%, respectively. The effective income tax rate for the three and six months ended March 27, 2022, were 32.0% and 25.3%, respectively.
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
8    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

(Loss) income attributable to Lee Enterprises, Incorporated:	(5,885)	(7,276)	(4,786)	5,382
Weighted average common shares	5,996	5,955	6,018	5,919
Less weighted average restricted Common Stock	(173)	(178)	(172)	(167)
Basic average common shares	5,823	5,777	5,846	5,752
Dilutive stock options and restricted Common Stock	—	—	—	107
Diluted average common shares	5,823	5,777	5,846	5,859
Earnings per common share:
Basic	(1.01)	(1.26)	(0.82)	0.94
Diluted	(1.01)	(1.26)	(0.82)	0.92
For the three months ended March 26, 2023 and March 27, 2022, 68,186 and 600,000 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts. For the six months ended March 26, 2023 and March 27, 2022, 68,186 and 600,000 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended March 26, 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2022 Annual Report on Form 10-K. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information in the markets we serve with rapidly growing digital subscription and advertising platforms.
We operate 77 principally mid-sized local media operations.
We reach nearly 70% of all adults in our larger markets through a combination of our print and digital content offerings.
•Our web and mobile sites are the number one digital source of local news in most of our markets, reaching almost 38 million monthly unique visitors in 2023 with 356 million page views and 76 million visits.
•We have approximately one million paid subscribers to our print and digital products. Digital-only subscribers totaled approximately 596,000 a 21.0% increase over the prior year.
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
We also operate Amplified Digital®, a full-service digital marketing agency offering omnichannel marketing solutions, audience targeted display, social audience targeting, social media management, email marketing, banners, video streaming and much more. Amplified Digital® serves more than 4,500 customers in 49 states.
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
•Diversify and expand offerings for advertisers by launching a portfolio of video advertising initiatives and e-commerce sales strategies through Amplified Digital® that will enable advertisers to leverage our vast data-rich digital audiences and reach consumers in new ways.

RESULTS OF OPERATIONS
Three Months Ended March 26, 2023
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	2023	2022	Percent Change

Operating revenue:
Print advertising revenue	31,450	44,248	(28.9)%
Digital advertising revenue	46,250	43,385	6.6%
Advertising and marketing services revenue	77,700	87,633	(11.3)%
Print subscription revenue	64,586	77,255	(16.4)%
Digital subscription revenue	13,996	10,093	38.7%
Subscription revenue	78,582	87,348	(10.0)%
Print other revenue	9,649	10,374	(7.0)%
Digital other revenue	4,756	4,659	2.1%
Other revenue	14,405	15,033	(4.2)%
Total operating revenue	170,687	190,014	(10.2)%
Operating expenses:
Compensation	68,831	83,513	(17.6)%
Newsprint and ink	6,466	7,068	(8.5)%
Other operating expenses	82,569	84,679	(2.5)%
Depreciation and amortization	7,733	8,951	(13.6)%
Assets gain on sales, impairments and other, net	(792)	(152)	421.1%
Restructuring costs and other	3,694	10,590	(65.1)%
Total operating expenses	168,501	194,649	(13.4)%
Equity in earnings of associated companies	672	1,407	(52.2)%
Operating income (loss)	2,858	(3,228)	(188.5)%
Non-operating income (expense):
Interest expense	(10,501)	(10,523)	(0.2)%
Pension withdrawal cost	—	(2,335)	(100.0)%
Pension and OPEB related benefit (cost) and other, net	206	6,248	(96.7)%
Total non-operating expense, net	(10,295)	(6,610)	55.7%
(Loss) income before income taxes	(7,437)	(9,838)	(24.4)%
Income tax (benefit) expense	(2,071)	(3,144)	(34.1)%
Net Loss	(5,366)	(6,694)	(19.8)%

Earnings (loss) per common share:
Basic	(1.01)	(1.26)	19.8%
Diluted	(1.01)	(1.26)	19.8%
References to the “2023 Quarter” refer to the three months ended March 26, 2023. Similarly, references to the “2022 Quarter” refer to the three months ended March 27, 2022.
Operating Revenue
Total operating revenue was $170.7 million in the 2023 Quarter, down $19.3 million, or 10.2%, compared to the prior year.

Advertising and marketing services revenue totaled $77.7 million in the 2023 Quarter, down 11.3% compared to the 2022 Quarter. Advertising revenue, print and digital, was adversely affected by a wide spread pull back in advertising spending. Print advertising revenues were $31.5 million in the 2023 Quarter, down 28.9% compared to the 2022 Quarter due to the soft advertising environment and a continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $46.3 million in the 2023 Quarter, up 6.6% compared to the 2022 Quarter. These gains resulted from an increase in Amplified Digital® revenue. Digital advertising and marketing services represented 59.5% of the 2023 Quarter total advertising and marketing services revenue, compared to 49.5% in the same period last year.
Subscription revenue totaled $78.6 million in the 2023 Quarter, down 10.0% compared to the 2022 Quarter. Decline in full access volume, consistent with historical and industry trends was partially offset by selective price increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 21.0% since the 2023 Quarter and now total 596,000, and revenue from digital-only subscribers totaled $14.0 million, up 38.7% compared to the 2022 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.6 million, or 4.2%, in the 2023 Quarter compared to the 2022 Quarter. Digital services revenue totaled $4.8 million in the 2023 Quarter, a 2.1% increase compared to the 2022 Quarter. Commercial printing revenue totaled $4.8 million in the 2023 Quarter, a 7.4% decrease compared to the 2022 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $65.0 million in the 2023 Quarter, an increase of 11.8% over the 2022 Quarter, and represented 38.1% of our total operating revenue in the 2023 Quarter.
Equity in earnings of TNI and MNI decreased 0.7 in the 2023 Quarter.
Operating Expenses
Total operating expenses were $168.5 million in the 2023 Quarter, a 13.4% decrease compared to the 2022 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of non-GAAP financial measures below), were down 9.9% in the 2023 Quarter.
Compensation expense decreased $14.7 million in the 2023 Quarter, or 17.6%, compared to the 2022 Quarter from reductions in headcount due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $0.6 in the 2023 Quarter, or 8.5%, compared to the 2022 Quarter. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses decreased $2.1 in the 2023 Quarter, or 2.5%, compared to the 2022 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital costs of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print editions partially offset by investments to fund our digital growth strategy.
Restructuring costs and other totaled $3.7 million and $10.6 million in the 2023 Quarter and 2022 Quarter, respectively. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses. Restructuring costs in the 2023 Quarter are predominately severance related to our ongoing business transformation, while restructuring costs In the 2022 quarter also include costs associated with the unsolicited offer in November 2021.
Depreciation and amortization expense decreased $1.2 million, or 13.6%, in the 2023 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets gain on sales, impairments and other, was a net gain of $0.8 million in the 2023 Quarter compared to a net gain of $0.2 million in the 2022 Quarter. Assets gain on sales, impairments and other in the 2023 Quarter and in the 2022 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in an operating income of $2.9 million in the 2023 Quarter compared to an operating loss of $3.2 million in the 2022 Quarter.
Non-operating Income and Expense
Interest expense was flat at $10.5 million in the 2023 Quarter, compared to the same period last year. Our weighted average cost of debt was 9.0% at the end of the 2023 Quarter and 2022 Quarter.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $0.3 million periodic pension and other postretirement benefits in the 2023 Quarter compared to $3.6 million in the 2022 Quarter.
We recognized pension withdrawal costs in the 2022 Quarter of $2.3 million, in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.
Income Tax Expense (Benefit)
We recorded an income tax benefit of $2.1 million, or 27.8% of pretax loss in the 2023 Quarter. In the 2022 Quarter, we recognized an income tax benefit of $3.1 million, or 32.0% of pretax loss.
Net Income (Loss) and Earnings (Losses) Per Share
Net loss was $5.4 million and diluted losses per share were $1.01 for the 2023 Quarter compared to net loss of $6.7 million and diluted losses per share of $1.26 for the 2022 Quarter. The change reflects the various items discussed above.

Six Months Ended March 26, 2023
Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 26, 2023	March 27, 2022	Percent Change

Operating revenue:
Print advertising revenue	73,286	100,218	(26.9)%
Digital advertising revenue	93,999	86,169	9.1%
Advertising and marketing services revenue	167,285	186,387	(10.2)%
Print subscription revenue	131,956	156,883	(15.9)%
Digital subscription revenue	26,325	17,984	46.4%
Subscription revenue	158,281	174,867	(9.5)%
Print other revenue	20,769	21,759	(4.5)%
Digital other revenue	9,483	9,283	2.2%
Other revenue	30,252	31,042	(2.5)%
Total operating revenue	355,818	392,296	(9.3)%
Operating expenses:
Compensation	144,277	168,207	(14.2)%
Newsprint and ink	13,898	14,712	(5.5)%
Other operating expenses	169,343	170,661	(0.8)%
Depreciation and amortization	15,619	18,627	(16.1)%
Assets gain on sales, impairments and other	(3,355)	(12,426)	(73.0)%
Restructuring costs and other	4,340	13,790	(68.5)%
Total operating expenses	344,122	373,571	(7.9)%
Equity in earnings of associated companies	2,340	3,161	(26.0)%
Operating income	14,036	21,886	(35.9)%
Non-operating income (expense):
Interest expense	(20,909)	(21,186)	(1.3)%
Curtailment gain	—	1,027	(100.0)%
Pension withdrawal cost	—	(2,335)	(100.0)%
Pension and OPEB related benefit (cost) and other, net	1,700	9,320	(81.8)%
Total non-operating expense, net	(19,209)	(13,174)	45.8%
(Loss) income before income taxes	(5,173)	8,712	(159.4)%
Income tax (benefit) expense	(1,631)	2,207	(173.9)%
Net (loss) income	(3,542)	6,505	(154.5)%

Earnings (loss) per common share:
Basic	(0.82)	0.94	(187.1)%
Diluted	(0.82)	0.92	(189.0)%
References to the “2023 Period” refer to the six months ended March 26, 2023. Similarly, references to the “2022 Period” refer to the six months ended March 27, 2022.
Operating Revenue
Total operating revenue was $355.8 million in the 2023 Period, down $36.5 million, or 9.3%, compared to the 2022 Period.

Advertising and marketing services revenue totaled $167.3 million in the 2023 Period, down 10.2% compared to the prior year. Advertising revenue, print and digital, was adversely affected by a wide spread pull back in advertising spending. Print advertising revenues were $73.3 million in the 2023 Period, down 26.9% compared to the prior year due to the soft advertising environment and a continued secular decline in demand for print advertising. Digital advertising and marketing services totaled $94.0 million in the 2023 Period, up 9.1% compared to the prior year. These gains resulted from an 83.1% increase in Amplified Digital® revenue and an increase in advertising on our owned and operated sites. Digital advertising and marketing services represented 56.2% of the 2022 Period total advertising and marketing services revenue, compared to 46.2% in the same period last year.
Subscription revenue totaled $158.3 million in the 2023 Period, down 9.5% compared to the 2022 Period. The decline in full access volume, consistent with historical and industry trends were partially offset by growth in digital only subscribers and selective price increases on our full access subscriptions. Digital only subscribers grew 16.8% since the 2022 Period and now total 596,000.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.8 million, or 2.5%, in the 2023 Period compared to the 2022 Period. Digital services revenue totaled $9.5 million in the 2023 Period, a 6.8% increase compared to the 2022 Period. Commercial printing revenue totaled $10.2 million in the 2023 Period, a 5.9% decrease compared to the 2022 Period primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $129.8 million in the 2023 Period, an increase of 14.4% over the 2022 Period, and represented 36.5% of our total operating revenue in the 2023 Period.
Equity in earnings of TNI and MNI decreased $0.8 million in the 2023 Period.
Operating Expenses
Total operating expenses were $344.1 million in the 2023 Period, a 7.9% decrease compared to the 2022 Period. Cash Costs, a non-GAAP financial measure (see reconciliation of non-GAAP financial measures below), were $327.5 million, a 7.4% decrease compared to the 2022 Period.
Compensation expense decreased $23.9 million in the 2023 Period, or 14.2%, compared to the 2022 Period attributable to reductions in FTE's due to continued business transformation efforts partially offset by investments in digital talent and increasing average compensation levels.
Newsprint and ink costs decreased $0.8 million in the 2023 Period, or 5.5%, compared to the 2022 Period. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses decreased $1.3 million in the 2023 Period, or 0.8%, compared to the 2022 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print editions increases partially offset by increases to digital costs of goods sold from Amplified Digital® growth, higher input costs due to inflation and investments to fund our digital growth strategy.
Restructuring costs and other totaled $4.3 million and $13.8 million in the 2023 Period and 2022 Period, respectively. Restructuring costs and other include severance costs, litigation costs, restructuring expenses, and advisor expenses in the 2022 Period associated with an unsolicited takeover offer received in November 2021. Restructuring costs in the 2023 Period are predominately severance related to our ongoing business transformation.
Depreciation and amortization expense decreased $3.0 million, or 16.1%, in the 2023 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets (gain) loss on sales, impairments and other, was a net gain of $3.4 million in the 2023 Period compared to a net gain of $12.4 million in the 2022 Period. The gains and losses in the 2023 Period and 2022 Period were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in operating income of $14.0 million in the 2023 Period compared to $21.9 million in the 2022 Period.
Non-operating Income and Expense
Interest expense decreased $0.3 million, or 1.3%, to $20.9 million in the 2023 Period, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2023 Period and 2022 Period.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $0.6 million periodic pension and other postretirement benefits in the 2022 Period compared to $8.0 million in the 2022 Period. We recorded non-operating income of $0.1 million in the 2022 Period related to changes in the value of the Warrants.
We recognized a non-cash curtailment gain of $1.0 million in the 2022 Period as a result of freezing certain pension plans.
We recognized pension withdrawal costs in the 2022 Period of $2.3 million in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.
Income Tax Expense (Benefit)
We recorded an income tax benefit of $1.6 million, or 31.5% of pretax loss, in the 2023 Period. In the 2022 Period, we recognized an income tax expense of $2.2 million or 25.3% of pretax income.
Net Income (Loss) and Earnings (Losses) Per Share
Net loss was $3.5 million and diluted losses per share were $0.82 for the 2023 Period, compared to net income of $6.5 million and diluted earnings per share of $0.92 for the 2022 Period. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Net (loss) income	(5,366)	(6,694)	(3,542)	6,505
Adjusted to exclude
Income tax (benefit) expense	(2,071)	(3,144)	(1,631)	2,207
Non-operating expenses, net	10,295	6,610	19,209	13,174
Equity in earnings of TNI and MNI	(672)	(1,407)	(2,340)	(3,161)
Depreciation and amortization	7,733	8,951	15,619	18,627
Restructuring costs and other	3,694	10,590	4,340	13,790
Assets gain on sales, impairments and other, net	(792)	(152)	(3,355)	(12,426)
Stock compensation	573	512	922	699
Add:
Ownership share of TNI and MNI EBITDA (50%)	930	1,657	2,722	3,596
Adjusted EBITDA	14,324	16,923	31,944	43,011

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022

Operating expenses	168,501	194,649	344,122	373,571
Adjustments
Depreciation and amortization	7,733	8,951	15,619	18,627
Assets gain on sales, impairments and other, net	(792)	(152)	(3,355)	(12,426)
Restructuring costs and other	3,694	10,590	4,340	13,790
Cash Costs	157,866	175,260	327,518	353,580
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash provided by operating activities totaled $0.6 million in 2023 compared to cash required for operating activities of $0.6 million in 2022, an increase of $1.3 million. The increase was driven by an increase in working capital of $8.0 million primarily related to favorable changes to receivables and income taxes, partially offset by a decrease in operating results of $6.8 million, (defined as net income (loss) adjusted for non-working capital items).
Investing Activities
Cash provided by investing activities totaled $5.0 million in the 2023 Period compared to cash provided by investing activities of $9.9 million in the 2022 Period. 2023 and 2022 included $5.1 million and $14.7 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $10.0 million in 2023, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $2.8 million in the 2023 Period compared to $20.1 million in the 2022 Period. Debt reduction accounted for nearly all the usage of funds in both periods.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $19.0 million on March 26, 2023. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
COMMODITIES

Newsprint prices remained steady in the quarter from the increases in prices implemented throughout 2022, but price reductions effective in Q3 of 2023 have been announced. Despite reduced consumption, the newsprint supply chain continues to be challenged due to significant capacity reductions taken in the last two years including paper machine permanent shutdowns, conversion to paper grades other than newsprint, and recovering demand, domestically and exports, for newsprint.

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
Our fixed rate debt consists of $460.0 million principal amount of the Term Loan recorded at carrying value.
Item 4.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 25, 2022, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation the Company has concluded that, because the material weaknesses in the Company's internal control that existed as of September 25, 2022 have not been remediated by the end of the period covered by this report, our disclosure controls and procedures were not effective.
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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 4, 2023
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)