Form 10-Q
period 2023-06-25
LEE ENTERPRISES, Inc
filed 2023-08-04
CIK 58361

Table of Contents
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of July 31, 2023, 6,072,392 shares of Common Stock of the Registrant were outstanding.

Table of Contents

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	June 25, 2023	September 25, 2022

ASSETS

Current assets:
Cash and cash equivalents	16,955	16,185
Accounts receivable, net	69,182	69,522
Inventories	7,933	8,265
Prepaid and other current assets	15,098	15,151
Total current assets	109,168	109,123
Investments:
Associated companies	29,654	27,378
Other	5,791	5,971
Total investments	35,445	33,349
Property and equipment:
Land and improvements	13,098	14,505
Buildings and improvements	89,246	95,111
Equipment	216,872	215,731
Construction in process	2,570	1,449
	321,786	326,796
Less accumulated depreciation	255,693	253,083
Property and equipment, net	66,093	73,713
Operating lease right-of-use assets	43,543	47,490
Goodwill	329,504	329,504
Other intangible assets, net	107,111	121,373
Pension plan assets, net	105	528
Medical plan assets, net	19,593	19,066
Other	12,262	9,896
Total assets	722,824	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	June 25, 2023	September 25, 2022

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,971	7,859
Current maturities of long-term debt	2,013	—
Accounts payable	38,466	28,608
Compensation and other accrued liabilities	32,332	44,740
Unearned revenue	43,875	49,929
Total current liabilities	124,657	131,136
Long-term debt, net of current maturities	457,981	462,554
Operating lease liabilities	39,421	46,003
Pension obligations	711	966
Postretirement and postemployment benefit obligations	9,465	9,221
Deferred income taxes	42,259	42,719
Income taxes payable	8,650	8,292
Withdrawal liabilities and other	25,081	25,914
Total liabilities	708,225	726,805
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	61	60
June 25, 2023; 6,072 shares; $0.01 par value
September 25, 2022; 5,979 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	260,425	259,521
Accumulated deficit	(264,512)	(261,229)
Accumulated other comprehensive income	16,233	16,653
Total stockholders' equity	12,207	15,005
Non-controlling interests	2,392	2,232
Total equity	14,599	17,237
Total liabilities and equity	722,824	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
(Thousands of Dollars, Except Per Common Share Data)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Operating revenue:
Advertising and marketing services	79,120	91,001	246,406	277,388
Subscription	77,557	89,048	235,838	263,915
Other	14,633	14,988	44,885	46,030
Total operating revenue	171,310	195,037	527,129	587,333
Operating expenses:
Compensation	63,582	78,126	207,859	246,333
Newsprint and ink	6,346	7,542	20,244	22,254
Other operating expenses	80,010	88,004	249,353	258,665
Depreciation and amortization	7,478	8,818	23,097	27,445
Assets (gain) loss on sales, impairments and other, net	(900)	1,086	(4,255)	(11,340)
Restructuring costs and other	3,780	6,072	8,120	19,862
Total operating expenses	160,296	189,648	504,418	563,219
Equity in earnings of associated companies	1,194	1,050	3,534	4,211
Operating income	12,208	6,439	26,245	28,325
Non-operating (expense) income:
Interest expense	(10,235)	(10,292)	(31,144)	(31,478)
Curtailment gain	—	—	—	1,027
Pension withdrawal cost	—	—	—	(2,335)
Pension and OPEB related benefit and other, net	555	4,205	2,255	13,525
Total non-operating expense, net	(9,680)	(6,087)	(28,889)	(19,261)
Income (loss) before income taxes	2,528	352	(2,644)	9,064
Income tax expense (benefit)	394	156	(1,237)	2,363
Net income (loss)	2,134	196	(1,407)	6,701
Net income attributable to non-controlling interests	(631)	(465)	(1,876)	(1,588)
(Loss) income attributable to Lee Enterprises, Incorporated	1,503	(269)	(3,283)	5,113
Other comprehensive loss, net of income taxes	(140)	(1,167)	(420)	(8,446)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	1,363	(1,436)	(3,703)	(3,333)
Earnings (loss) per common share:
Basic:	0.26	(0.05)	(0.56)	0.89
Diluted:	0.25	(0.05)	(0.56)	0.87
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 26, 2022	(261,229)	60	259,521	16,653	15,005
Shares issued (redeemed)	—	—	(383)	—	(383)
Income attributable to Lee Enterprises, Incorporated	1,099	—	—	—	1,099
Stock compensation	—	—	349	—	349
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
December 25, 2022	(260,130)	60	259,487	16,513	15,930

Shares issued (redeemed)	—	—	(97)	—	(97)
Loss attributable to Lee Enterprises, Incorporated	(5,885)	—		—	(5,885)
Stock compensation	—	—	574	—	574
Other comprehensive loss	—	—		(200)	(200)
Deferred income taxes, net	—	—		60	60
March 26, 2023	(266,015)	60	259,964	16,373	10,382

Shares issued (redeemed)	—	1	—	—	1
Income attributable to Lee Enterprises, Incorporated	1,503	—	—	—	1,503
Stock compensation	—	—	461	—	461
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
June 25, 2023	(264,512)	61	260,425	16,233	12,207

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Total

September 27, 2021	(259,212)	59	258,063	42,187	41,097
Shares issued (redeemed)	—	1	(386)	—	(385)
Income attributable to Lee Enterprises, Incorporated	12,658	—	—	—	12,658
Stock compensation	—	—	186	—	186
Other comprehensive loss	—	—	—	(8,174)	(8,174)
Deferred income taxes, net	—	—	—	2,062	2,062
December 26, 2021	(246,554)	60	257,863	36,075	47,444

Shares issued (redeemed)	—	—	(3)	—	(3)
Loss attributable to Lee Enterprises, Incorporated	(7,276)	—	—	—	(7,276)
Stock compensation	—	—	663	—	663
Other comprehensive loss	—	—	—	(1,667)	(1,667)
Deferred income taxes, net	—	—	—	500	500
March 27, 2022	(253,830)	60	258,523	34,908	39,661

Shares issued (redeemed)	—	—	371	—	371
Income attributable to Lee Enterprises, Incorporated	(269)	—	—	—	(269)
Stock compensation	—	—	327	—	327
Other comprehensive income	—	—	—	(1,667)	(1,667)
Deferred income taxes, net	—	—	—	500	500
June 26, 2022	(254,099)	60	259,221	33,741	38,923
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022

Cash provided by (required for) operating activities:
Net (loss) income	(1,407)	6,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,097	27,445
Curtailment gain	—	(1,027)
Pension withdrawal cost	—	2,335
Stock compensation expense	1,384	1,026
Assets (gain) loss on sales, impairments and other, net	(4,255)	(11,340)
Gain on sale of investment	(1,736)	—
Deferred income taxes	(460)	62
Return of letters of credit collateral	778	2,451
Other, net	(1,705)	(1,492)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	124	(8,004)
Decrease in inventories and other	(348)	(2,369)
(Decrease) increase in accounts payable and other accrued liabilities	(14,435)	1,775
Decrease in pension and other postretirement and postemployment benefit obligations	(186)	(13,910)
Change in income taxes payable	358	(2,986)
Other, net	(2,693)	49
Net cash (required for) provided by operating activities	(1,484)	716
Cash provided by investing activities:
Purchases of property and equipment	(3,791)	(5,738)
Proceeds from sales of assets	7,231	14,824
Distributions less than earnings of TNI and MNI	(234)	(276)
Other, net	1,873	(295)
Net cash provided by investing activities	5,079	8,515
Cash required for financing activities:
Payments on long-term debt	(2,560)	(20,062)
Common stock transactions, net	(265)	380
Net cash required for financing activities	(2,825)	(19,682)
Net increase (decrease) in cash and cash equivalents	770	(10,451)
Cash and cash equivalents:
Beginning of period	16,185	26,112
End of period	16,955	15,661
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
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of June 25, 2023, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2022 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2023 ends on September 24, 2023, and fiscal year 2022 ended September 25, 2022. Fiscal year 2023 and 2022 are 52-week years with 13 weeks in each quarter. Because of seasonal and other factors, the results of operations for the three and nine months ended June 25, 2023, are not necessarily indicative of the results to be expected for the full year.
The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries, as well as our 82.5% interest in INN Partners, L.C. (“BLOX Digital", formerly "TownNews”).
Our 50% interest in TNI Partners ("TNI") and our 50% interest in Madison Newspapers, Inc. ("MNI") are accounted for using the equity method and are reported at cost, plus our share of undistributed earnings since acquisition less, for TNI, amortization of intangible assets.
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Operating revenue:
Print advertising revenue	29,216	44,814	102,503	145,032
Digital advertising revenue	49,904	46,187	143,903	132,356
Advertising and marketing services revenue	79,120	91,001	246,406	277,388
Print subscription revenue	61,842	78,079	193,799	234,962
Digital subscription revenue	15,715	10,969	42,039	28,953
Subscription revenue	77,557	89,048	235,838	263,915
Print other revenue	9,773	10,671	30,542	32,430
Digital other revenue	4,860	4,317	14,343	13,600
Other revenue	14,633	14,988	44,885	46,030
Total operating revenue	171,310	195,037	527,129	587,333

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
Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the nine months ended June 25, 2023, that was included in the contract liability as of September 25, 2022, was $45.5 million.
Accounts receivable, excluding allowance for credit losses were $74.2 million and $74.8 million as of June 25, 2023, and September 25, 2022, respectively. Allowance for credit losses was $5.0 million and $5.2 million as of June 25, 2023, and September 25, 2022, respectively.
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Operating revenue	7,244	8,229	23,954	25,805
Operating expenses	5,677	6,492	19,041	19,365
Operating income	1,567	1,737	4,913	6,440
Net Income	1,581	1,737	5,247	6,440
Equity in earnings of TNI	791	869	2,624	3,220
TNI makes periodic distributions of its earnings and for the three months ended June 25, 2023, and June 26, 2022, we received $0.4 million and $0.7 million in distributions, respectively. In the nine months ended June 25, 2023 and June 26, 2022, we received $2.8 million and $2.9 million in distributions, respectively.

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
Summarized results of MNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Operating revenue	10,963	11,921	33,470	35,677
Operating expenses, excluding restructuring costs, depreciation and amortization(1)	8,470	9,682	26,496	28,402
Restructuring costs	10	122	137	122
Depreciation and amortization	129	167	402	507
Operating income	2,354	1,950	6,435	6,646
Net income	807	362	1,821	1,982
Equity in earnings of MNI	404	181	911	991
(1) Amounts were reclassed to align with current year presentation
MNI makes periodic distributions of its earnings and in the three months ended June 25, 2023 and June 26, 2022, we received $0.2 million in distributions for both periods. In the nine months ended June 25, 2023 and June 26, 2022 we received distributions of $0.5 million and $1.0 million, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	June 25, 2023	September 25, 2022

Goodwill, beginning of period	329,504	330,204
Impairment	—	(700)
Goodwill, end of period	329,504	329,504
Non-amortized intangible assets:
Mastheads	26,346	26,346
Amortizable intangible assets:
Customer and newspaper subscriber lists	321,804	323,568
Less accumulated amortization	(241,039)	(228,541)
	80,765	95,027
Total intangibles, net	436,615	450,877
The weighted average amortization period for amortizable assets is 11.70 years.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $460.0 million at a 9% annual fixed rate and maturing on March 16, 2045

(referred to herein as “Credit Agreement” and “Term Loan”). On June 25, 2023, the fair value is $462.4 million. This represents a level 2 fair value measurement.
During the nine months ended June 25, 2023, we made principal debt payments of $2.6 million. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. Subsequent to June 25, 2023, the Company will make a $2.0 million payment related to net proceeds received from the sale of non-core assets as required by our Credit Agreement.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have a defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through June 25, 2023, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Service cost for benefits earned during the period	5	287	15	1,030
Interest cost on projected benefit obligation	2,592	2,001	7,776	5,939
Expected return on plan assets	(2,548)	(4,535)	(7,644)	(13,606)
Amortization of net (gain) loss	2	(687)	6	(2,633)
Amortization of prior service benefit	213	212	639	424
Curtailment gain		—	—	(1,027)
Pension cost (benefit)	264	(2,722)	792	(9,873)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Service cost for benefits earned during the period	17	27	51	81
Interest cost on projected benefit obligation	149	85	447	255
Expected return on plan assets	(295)	(263)	(885)	(789)
Amortization of net gain	(254)	(249)	(762)	(747)
Amortization of prior service benefit	(162)	(162)	(486)	(486)
Postretirement medical benefit	(545)	(562)	(1,635)	(1,686)
In the nine months ended June 25, 2023 and June 26, 2022, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2023.
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of June 25, 2023, and September 25, 2022, we had $23.1 million and $25.0 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20 years.

7    INCOME TAXES
We recorded an income tax expense of $0.4 million related to income before taxes of $2.5 million for the three months ended June 25, 2023, and an income tax benefit of $1.2 million related to a loss before income taxes of $2.6 million for the nine months ended June 25, 2023. We recorded an income tax expense of $0.2 million related to income before taxes of $0.4 million for the three months ended June 26, 2022 and income tax expense of $2.4 million related to income before income taxes of $9.1 million for the nine months ended June 26, 2022. The effective income tax rate for the three and nine months ended June 25, 2023, were 15.6% and 46.8%, respectively. The effective income tax rate for the three and nine months ended June 26, 2022, were 44.3% and 26.1%, respectively.
The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses and adjustments to reserves for uncertain tax positions, including any related interest.
We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2015.
8    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Income (loss) attributable to Lee Enterprises, Incorporated:	1,503	(269)	(3,283)	5,113
Weighted average common shares	6,051	5,965	6,045	5,935
Less weighted average restricted Common Stock	(173)	(170)	(172)	(168)
Basic average common shares	5,878	5,795	5,873	5,767
Dilutive stock options and restricted Common Stock	30	—	—	93
Diluted average common shares	5,908	5,795	5,873	5,860
Earnings per common share:
Basic	0.26	(0.05)	(0.56)	0.89
Diluted	0.25	(0.05)	(0.56)	0.87
For the three months ended June 25, 2023, 136,853 shares were excluded in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts. For the three months ended June 26, 2022, no shares were considered in the computation of diluted earnings per common share because the Company recorded net losses. For the nine months ended June 25, 2023, no shares were considered in the computation of diluted earnings per common share because the Company recorded net losses. For the nine months ended June 25, 2022, 74,804 shares were excluded in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three and nine months ended June 25, 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2022 Annual Report on Form 10-K. Statements that are not historical are forward-looking and involve risks and uncertainties. See "Forward-Looking Statements" at the end of this section for further information.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription platform providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We are a rapidly growing digital subscription platform with more than 606,000 digital subscribers serving 75 mid-sized local communities in 26 states. Our core strategy aims to grow digital audiences and engagement through continuous improvements to subscriber experience, while offering a full suite of omni-channel advertising and marketing solutions local advertisers desire.

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

•Amplified Digital®, our digital marketing services agency, offers a full suite of digital marketing solutions to local advertisers.

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
STRATEGY
We are a major subscription and advertising platform, a trusted local news provider and innovative, digitally-focused marketing solutions company. Our focus is on the local market - including local news and information, local advertising and marketing services to top local accounts, and digital services to local content curators. To align with the core strength of our Company, our operating strategy is locally focused around three pillars:
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

RESULTS OF OPERATIONS
Three Months Ended June 25, 2023
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	2023	2022	Percent Change

Operating revenue:
Print advertising revenue	29,216	44,814	(34.8)%
Digital advertising revenue	49,904	46,187	8.0%
Advertising and marketing services revenue	79,120	91,001	(13.1)%
Print subscription revenue	61,842	78,079	(20.8)%
Digital subscription revenue	15,715	10,969	43.3%
Subscription revenue	77,557	89,048	(12.9)%
Print other revenue	9,773	10,671	(8.4)%
Digital other revenue	4,860	4,317	12.6%
Other revenue	14,633	14,988	(2.4)%
Total operating revenue	171,310	195,037	(12.2)%
Operating expenses:
Compensation	63,582	78,126	(18.6)%
Newsprint and ink	6,346	7,542	(15.9)%
Other operating expenses	80,010	88,004	(9.1)%
Depreciation and amortization	7,478	8,818	(15.2)%
Assets (gain) loss on sales, impairments and other, net	(900)	1,086	(182.9)%
Restructuring costs and other	3,780	6,072	(37.7)%
Total operating expenses	160,296	189,648	(15.5)%
Equity in earnings of associated companies	1,194	1,050	13.7%
Operating income	12,208	6,439	89.6%
Non-operating income (expense):
Interest expense	(10,235)	(10,292)	(0.6)%
Pension and OPEB related benefit (cost) and other, net	555	4,205	(86.8)%
Total non-operating expense, net	(9,680)	(6,087)	59.0%
Income before income taxes	2,528	352	618.2%
Income tax expense	394	156	152.6%
Net income	2,134	196	988.8%

Earnings (loss) per common share:
Basic	0.26	(0.05)	NM
Diluted	0.25	(0.05)	NM
References to the “2023 Quarter” refer to the three months ended June 25, 2023. Similarly, references to the “2022 Quarter” refer to the three months ended June 26, 2022.
Operating Revenue
Total operating revenue was $171.3 million in the 2023 Quarter, down $23.7 million, or 12.2%, compared to the prior year.

Advertising and marketing services revenue totaled $79.1 million in the 2023 Quarter, down 13.1% compared to the 2022 Quarter. Advertising revenue, print and digital, was adversely affected by a broader, industry-wide pull back in advertising spending. Print advertising revenues were $29.2 million in the 2023 Quarter, down 34.8% compared to the 2022 Quarter due to the soft advertising environment and a continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $49.9 million in the 2023 Quarter, up 8.0% compared to the 2022 Quarter. These gains resulted from an increase in Amplified Digital® revenue of $3.2 million or 15% compared to the 2022 Quarter. Digital advertising and marketing services represented 63.1% of the 2023 Quarter total advertising and marketing services revenue, compared to 50.8% in the same period last year.
Subscription revenue totaled $77.6 million in the 2023 Quarter, down 12.9% compared to the 2022 Quarter. Decline in full access volume, consistent with historical and industry trends was partially offset by marketing efforts driving price yield on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 21.0% since the 2022 Quarter and now total 606,000, and revenue from digital-only subscribers totaled $15.7 million, up 43.3% compared to the 2022 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.4 million, or 2.4%, in the 2023 Quarter compared to the 2022 Quarter. Digital services revenue totaled $4.9 million in the 2023 Quarter, a 12.6% increase compared to the 2022 Quarter. Commercial printing revenue totaled $5.1 million in the 2023 Quarter, a 5.0% decrease compared to the 2022 Quarter, primarily driven by reduction in print volumes from our partners.
Total Digital Revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $70.5 million in the 2023 Quarter, an increase of 14.7% over the 2022 Quarter, and represented 41.1% of our total operating revenue in the 2023 Quarter.
Equity in earnings of TNI and MNI increased $0.1 million in the 2023 Quarter.
Operating Expenses
Total operating expenses were $160.3 million in the 2023 Quarter, a 15.5% decrease compared to the 2022 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of non-GAAP financial measures below), were down 13.7% in the 2023 Quarter.
Compensation expense decreased $14.5 million in the 2023 Quarter, or 18.6%, compared to the 2022 Quarter from reductions in headcount due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $1.2 million in the 2023 Quarter, or 15.9%, compared to the 2022 Quarter. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses decreased $8.0 million in the 2023 Quarter, or 9.1%, compared to the 2022 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital costs of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print editions partially offset by investments to fund our digital growth strategy.
Restructuring costs and other totaled $3.8 million and $6.1 million in the 2023 Quarter and 2022 Quarter, respectively. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses. Restructuring costs in the 2023 Quarter are predominately severance related to our ongoing business transformation tied to our Three Pillar digital growth strategy, while restructuring costs in the 2022 quarter also include costs associated with the unsolicited offer in November 2021.
Depreciation and amortization expense decreased $1.3 million, or 15.2%, in the 2023 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets gain on sales, impairments and other, was a net gain of $0.9 million in the 2023 Quarter compared to a net loss of $1.1 million in the 2022 Quarter. Assets gain on sales, impairments and other in the 2023 Quarter and in the 2022 Quarter were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in an operating income of $12.2 million in the 2023 Quarter compared to operating income of $6.4 million in the 2022 Quarter.
Non-operating Income and Expense
Interest expense was down 1.0% at $10.2 million in the 2023 Quarter, compared to the same period last year. Our weighted average cost of debt was 9.0% at the end of the 2023 Quarter and 2022 Quarter.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $0.3 million periodic pension and other postretirement benefits in the 2023 Quarter compared to $3.6 million in the 2022 Quarter.
Income Tax Expense (Benefit)
We recorded an income tax expense of $0.4 million, or 15.6% of pretax income in the 2023 Quarter. In the 2022 Quarter, we recognized an income tax expense of $0.2 million, or 44.3% of pretax income.
Net Income (Loss) and Earnings (Losses) Per Share
Net income was $2.1 million and diluted earnings per share were $0.25 for the 2023 Quarter compared to net income of $0.2 million and diluted losses per share of $0.05 for the 2022 Quarter. The change reflects the various items discussed above.

Nine Months Ended June 25, 2023
Operating results, as reported in the Consolidated Financial Statements, are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 25, 2023	June 26, 2022	Percent Change

Operating revenue:
Print advertising revenue	102,503	145,032	(29.3)%
Digital advertising revenue	143,903	132,356	8.7%
Advertising and marketing services revenue	246,406	277,388	(11.2)%
Print subscription revenue	193,799	234,962	(17.5)%
Digital subscription revenue	42,039	28,953	45.2%
Subscription revenue	235,838	263,915	(10.6)%
Print other revenue	30,542	32,430	(5.8)%
Digital other revenue	14,343	13,600	5.5%
Other revenue	44,885	46,030	(2.5)%
Total operating revenue	527,129	587,333	(10.3)%
Operating expenses:
Compensation	207,859	246,333	(15.6)%
Newsprint and ink	20,244	22,254	(9.0)%
Other operating expenses	249,353	258,665	(3.6)%
Depreciation and amortization	23,097	27,445	(15.8)%
Assets gain on sales, impairments and other	(4,255)	(11,340)	(62.5)%
Restructuring costs and other	8,120	19,862	(59.1)%
Total operating expenses	504,418	563,219	(10.4)%
Equity in earnings of associated companies	3,534	4,211	(16.1)%
Operating income	26,245	28,325	(7.3)%
Non-operating income (expense):
Interest expense	(31,144)	(31,478)	(1.1)%
Curtailment gain	—	1,027	(100.0)%
Pension withdrawal cost	—	(2,335)	(100.0)%
Pension and OPEB related benefit and other, net	2,255	13,525	(83.3)%
Total non-operating expense, net	(28,889)	(19,261)	50.0%
(Loss) income before income taxes	(2,644)	9,064	(129.2)%
Income tax (benefit) expense	(1,237)	2,363	(152.3)%
Net (loss) income	(1,407)	6,701	(121.0)%

Earnings (loss) per common share:
Basic	(0.56)	0.89	(162.8)%
Diluted	(0.56)	0.87	(164.3)%
References to the “2023 Period” refer to the nine months ended June 25, 2023. Similarly, references to the “2022 Period” refer to the nine months ended June 26, 2022.
Operating Revenue
Total operating revenue was $527.1 million in the 2023 Period, down $60.2 million, or 10.3%, compared to the 2022 Period.

Advertising and marketing services revenue totaled $246.4 million in the 2023 Period, down 11.2% compared to the prior year. Advertising revenue, print and digital, was adversely affected by a broader, industry-wide pull back in advertising spending. Print advertising revenues were $102.5 million in the 2023 Period, down 29.3% compared to the prior year due to the soft advertising environment and a continued secular decline in demand for print advertising. Digital advertising and marketing services totaled $143.9 million in the 2023 Period, up 8.7% compared to the prior year. These gains resulted from an 24.8% increase in Amplified Digital® revenue and an increase in advertising on our owned and operated sites. Digital advertising and marketing services represented 58.4% of the 2022 Period total advertising and marketing services revenue, compared to 47.7% in the same period last year.
Subscription revenue totaled $235.8 million in the 2023 Period, down 10.6% compared to the 2022 Period. The decline in full access volume, consistent with historical and industry trends were partially offset by growth in digital only subscribers and marketing efforts driving price yield on our full access subscriptions. Digital only subscribers grew 21.0% since the 2022 Period and now total 606,000.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $1.1 million, or 2.5%, in the 2023 Period compared to the 2022 Period. Digital services revenue totaled $14.3 million in the 2023 Period, a 5.5% increase compared to the 2022 Period. Commercial printing revenue totaled $15.3 million in the 2023 Period, a 5.6% decrease compared to the 2022 Period primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $200.3 million in the 2023 Period, an increase of 14.5% over the 2022 Period, and represented 38.0% of our total operating revenue in the 2023 Period.
Equity in earnings of TNI and MNI decreased $0.7 million in the 2023 Period.
Operating Expenses
Total operating expenses were $504.4 million in the 2023 Period, a 10.4% decrease compared to the 2022 Period. Cash Costs, a non-GAAP financial measure (see reconciliation of non-GAAP financial measures below), were $477.5 million, a 9.4% decrease compared to the 2022 Period.
Compensation expense decreased $38.5 million in the 2023 Period, or 15.6%, compared to the 2022 Period attributable to reductions in FTE's due to continued business transformation efforts partially offset by investments in digital talent and increasing average compensation levels.
Newsprint and ink costs decreased $2.0 million in the 2023 Period, or 9.0%, compared to the 2022 Period. The decrease is attributable to declines in newsprint volumes offset by higher newsprint prices. See Item 3, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses decreased $9.3 million in the 2023 Period, or 3.6%, compared to the 2022 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print editions increases partially offset by increases to digital costs of goods sold from Amplified Digital® growth, higher input costs due to inflation and investments to fund our digital growth strategy.
Restructuring costs and other totaled $8.1 million and $19.9 million in the 2023 Period and 2022 Period, respectively. Restructuring costs and other include severance costs, litigation costs, restructuring expenses, and advisor expenses in the 2022 Period associated with an unsolicited takeover offer received in November 2021. Restructuring costs in the 2023 Period are predominately severance related to our ongoing business transformation.
Depreciation and amortization expense decreased $4.3 million, or 15.8%, in the 2023 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets (gain) loss on sales, impairments and other, was a net gain of $4.3 million in the 2023 Period compared to a net gain of $11.3 million in the 2022 Period. The gains and losses in the 2023 Period and 2022 Period were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in operating income of $26.2 million in the 2023 Period compared to $28.3 million in the 2022 Period.
Non-operating Income and Expense
Interest expense decreased $0.3 million, or 1.1%, to $31.1 million in the 2023 Period, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2023 Period and 2022 Period.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $0.9 million periodic pension and other postretirement benefits in the 2023 Period compared to $11.6 million in the 2022 Period.
We recognized a non-cash curtailment gain of $1.0 million in the 2022 Period as a result of freezing certain pension plans.
We recognized pension withdrawal costs in the 2022 Period of $2.3 million in connection with the withdrawal from a pension plan that covered certain employees. This withdrawal liability will be paid in equal quarterly installments over the next 20 years.
Income Tax Expense (Benefit)
We recorded an income tax benefit of $1.2 million or 46.8% of pretax loss, in the 2023 Period. In the 2022 Period, we recognized an income tax expense of $2.4 million or 26.1% of pretax income.
Net Income (Loss) and Earnings (Losses) Per Share
Net loss was $1.4 million and diluted losses per share were $0.56 for the 2023 Period, compared to net income of $6.7 million and diluted earnings per share of $0.87 for the 2022 Period. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Net income (loss)	2,134	196	(1,407)	6,701
Adjusted to exclude
Income tax expense (benefit)	394	156	(1,237)	2,363
Non-operating expenses, net	9,680	6,087	28,889	19,261
Equity in earnings of TNI and MNI	(1,194)	(1,050)	(3,534)	(4,211)
Depreciation and amortization	7,478	8,818	23,097	27,445
Restructuring costs and other	3,780	6,072	8,120	19,862
Assets (gain) loss on sales, impairments and other, net	(900)	1,086	(4,255)	(11,340)
Stock compensation	462	327	1,384	1,026
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,406	1,268	4,128	4,864
Adjusted EBITDA	23,240	22,960	55,185	65,971

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

Operating expenses	160,296	189,648	504,418	563,219
Adjustments
Depreciation and amortization	7,478	8,818	23,097	27,445
Assets gain on sales, impairments and other, net	(900)	1,086	(4,255)	(11,340)
Restructuring costs and other	3,780	6,072	8,120	19,862
Cash Costs	149,938	173,672	477,456	527,252
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash required by operating activities totaled $1.5 million in 2023 compared to cash provided by operating activities of $0.7 million in 2022, a change of $2.2 million. The change was driven by a decrease in operating results of $10.5 million, (defined as net income (loss) adjusted for non-working capital items), partially offset by an increase in working capital of $8.3 million primarily related to favorable changes to accounts payable and other accrued liabilities.
Investing Activities
Cash provided by investing activities totaled $5.1 million in the 2023 Period compared to cash provided by investing activities of $8.5 million in the 2022 Period. 2023 and 2022 included $7.2 million and $14.8 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $5.0 million in 2023, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $2.8 million in the 2023 Period compared to $19.7 million in the 2022 Period. Debt reduction accounted for nearly all the usage of funds in both periods. We expect to make a $2.0 million principal payment in the 4th quarter related to disposition of non-core assets.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $17.0 million on June 25, 2023. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
COMMODITIES

Newsprint prices declined in Q3 of 2023 from the increases in prices implemented throughout 2022 and further price reductions effective in Q4 of 2023 have been announced. Despite reduced consumption, the newsprint supply chain continues to be challenged due to capacity reductions taken in the last two years including paper machine permanent shutdowns, conversion to paper grades other than newsprint, and recovering demand, domestically and exports, for newsprint.

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 4, 2023
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)