Form 10-K
period 2023-09-24
LEE ENTERPRISES, Inc
filed 2023-12-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 24, 2023
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registrant's public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 31, 2023, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $66,983,328 based on the closing sale price as reported on the Nasdaq Global Select Market. As of November 30, 2023 6,062,744 shares of Common Stock $0.01 par value were outstanding on the Nasdaq Global Select Market.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). References to "2023", "2022", "2021" and the like refer to the fiscal years ended the last Sunday in September.
PART I
ITEM 1. BUSINESS
Lee Enterprises, Incorporated, together with its subsidiaries (“Lee”, “the Company”, “we”, “our” or “us”), is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 75 mid-sized local communities in 26 states with a rapidly growing digital subscription platform including 721,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 30,000 local advertisers.
Our product portfolio includes digital subscription platforms, daily, weekly and monthly newspapers and niche products, all delivering original local news and information as well as national and international news. Our products offer digital and print editions, and our content and advertising is available in real time through our websites and mobile apps. We operate in predominately mid-sized communities with products ranging from large daily newspapers and associated digital products, such as the St. Louis Post-Dispatch and The Buffalo News, to non-daily newspapers with news websites and digital platforms serving smaller communities.
We have made investments in talent and technology to improve user experience, content, data visualization and marketing to align with the shift in spending habits by both consumers and advertisers toward digital products. In 2023, total digital revenues, which include digital advertising and marketing services revenues, digital-only subscription revenues, and digital services revenues, were $273.2 million, or 39.5% of our total revenues.
We aim to grow our business through three main categories: subscriptions to our product offerings, advertising and marketing solutions to local advertisers, and digital services to a diverse set of customers. Execution of this strategy is expected to transform Lee into a growing and sustainable local media organization.
•Our digital subscription platforms are the fastest growing digital subscription platforms in local media. At the end of 2023, we had 721,000 subscribers to our digital platforms, up 35.6% over 2022. Revenue from digital-only subscribers totaled more than $60 million in 2023, up 51% over 2022.
•Amplified Digital® ("Amplified"), our digital marketing services agency, offers a full suite of digital marketing solutions to local advertisers. Revenue at Amplified totaled more than $91.2 million in 2023 up 20% over 2022.
•BLOX Digital (formerly known as TownNews), our software as a service (SaaS) content platform, is one of the largest web-hosting and content management SaaS providers in North America. BLOX Digital represents a powerful opportunity to drive additional digital revenue by providing state-of-the-art web hosting and content management services to more than 2,000 customers who rely on BLOX Digital for their web, over-the-top display, mobile, video and social media products. Revenue at BLOX Digital, including intercompany revenue, totaled $35 million in 2023, and has achieved a compound annual growth rate of 11.0% over the last ten years.
We generate revenue primarily through advertising and marketing services, subscriptions to our digital and print products, and digital services, primarily through our majority-owned subsidiary, BLOX Digital.
On March 16, 2020, we completed the acquisition of BH Media Group, Inc. ("BH Media") and The Buffalo News, Inc. ("Buffalo News"), adding 31 local media operations and nearly doubling our audience size and total operating revenue. See Note 1 — Significant Accounting Policies, in the Consolidated Financial Statements for more information on the acquisition.
Advertising and Marketing Services - In 2023, advertising and marketing services revenue of $319.0 million comprised 46.2% of total operating revenue. Advertising and marketing services are primarily sold to local, regional, and nationwide businesses. There are four categories of advertising revenue:
•Advertising on our owned and operated digital products;

•Digital marketing services through Amplified, including targeted display, video, OTT, custom content, web development, social media management, search, events, email marketing and other tactics;
•Display advertising in daily and non-daily print publications; and
•Preprinted advertising inserted in our daily and non-daily print publications.
Digital advertising and marketing services remain a key strategic priority for us in 2024. Our advertising teams deploy an omni-channel sales approach that leverages our owned and operated products with Amplified to offer a full suite of digital advertising and marketing services. Through our nationally scaled sales force, proprietary ad tech, and sophisticated reporting and analytics, we believe we are well positioned to solve advertising solutions for our advertisers. Through our AI-driven media planning process, we present our advertisers with targeted, integrated solutions that help them reach their intended audiences.
Advertising and marketing services revenues are subject to moderate seasonality primarily due to fluctuations in advertising volumes tied to holidays and seasonal advertising. Our advertising and marketing services revenues are typically highest during the first quarter due to holiday and seasonal advertising and lowest in the second quarter following the holiday season.
Subscription Revenue - In 2023, subscription revenue of $313.3 million comprised 45.3% of our total operating revenue. Subscription revenue is earned primarily from selling subscriptions to our content through our full access subscriptions, digital-only subscriptions and single copy sales.
Our full access subscriptions include access to all of our content on multiple platforms; including our print products delivered or made available to consumers, websites, smartphone and tablet applications, and e-editions with pricing varying significantly by market and by frequency. Consistent with general publishing industry trends, print subscription volumes declined in 2023.
We experienced rapid growth of our digital-only subscriptions. Digital-only subscriptions include access to our content on our digital platforms. At the end of the fiscal year, we had over 721,000 digital-only subscribers, up 35.6% compared to 2022, with revenue totaling $60 million, or up 51% compared to 2022. Growing our digital-only subscribers and digital-only revenue remains a top strategic priority in 2024. Our primary digital-only subscriber acquisition tactics include:
•Investing in relevant, trusted, and intensely local news and information that connects and engages our local communities;
•Brand marketing campaigns to raise awareness to the desirability of our content;
•Continuously improving our subscriber experience; and
•Converting our significant organic traffic through on-platform promotion, paywalls, and dynamic meters.
A variety of pricing strategies are also used, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate.
Digital Services Revenue – In 2023, digital services revenue of $19.4 million comprised 2.8% of our total operating revenue. In 2023, almost all of our digital services revenue is from BLOX Digital. BLOX Digital, operated through our 82.5% owned subsidiary INN Partners, L.C., is one of the largest web-hosting and content management SaaS providers in North America and offers state-of-the-art integrated digital publishing and content management solutions for creating, distributing, and monetizing multimedia content.
•BLOX Digital is the engine that powers our digital products. In addition, BLOX Digital services nearly 2,000 daily customers, including legacy media publications, universities, television stations and niche publications.
•Including intercompany revenue generated from our markets, revenue at BLOX Digital grew 13.2% in 2023 and totaled $35 million.

•With strong product offerings, investments in video and streaming technology and diversifying the customer base into broadcast, BLOX Digital is positioned to continue to be a key component of our growth strategy.
Other Revenue - In 2023, Other Revenue of $58.9 million comprised 8.5% of total operating revenue. Excluding digital services revenue, other revenue is comprised mainly of commercial printing and delivery of third-party products. In 2023, other revenue excluding digital services of $19.4 million, comprised 5.7% of our total operating revenue, compared to $18.0 million and 5.5% in 2022.
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
Amplified competes with other digital marketing solutions agencies as well as other media companies which have a similar strategy for digital marketing solutions. While some of our competitors enjoy competitive advantages such as greater name recognition, longer histories as well as greater financial resources, we believe we compete favorably and our product capabilities meet customer requirements due to our data-driven, omni-channel sales approach, our experienced digital sales force and our overall customer satisfaction.
The number of competitors in any given market varies; however all of the forms of competition noted above exist to some degree in all of our markets.
STRATEGIC INITIATIVES
We are committed to a strategy that transforms Lee into a sustainable and growing digital business. Aligning with that commitment, our Three Pillar Digital Growth Strategy is focused on the following:
Expand digital audiences by transforming the presentation of local news and information. We seek to maintain our dominant market position as the leading provider of news and information by providing best-in-class digital experiences to improve consumer engagement and grow our audiences. We aim to achieve this by delivering relevant, useful, and engaging content to the consumer using a multi-media approach, including video and audio.
In 2024, we plan to continuously improve the user experience with our digital products through targeted investments in top talent aimed at improving the mobile version of our digital products and leveraging the information we have to improve subscriber retention. Providing our local consumers with more and more high quality, trusted, engaging content is important to growing our digital audiences and driving subscription conversions.
We believe that our proprietary local content displayed in best-in-class multimedia platforms combined with new and engaging content and video channels will grow our audiences and increase our audience monetization capabilities.
Expand digital subscription base and revenue. We are the fastest growing local media digital subscription business. Digital-only subscriber growth continued at a rapid pace in 2023, offsetting the declines in our traditional full access (print and digital) subscribers. Our digital audiences are comprised of full access subscribers, digital-only subscribers and non-subscribers who access our sites subject to our paywalls. More than 53% of our full access subscribers have activated their digital access, and digital-only subscribers increased 35.6% in 2023, reaching over 721,000 digital-only subscribers.
Our acquisition and retention tactics are focused on growing our digital subscription base by using data and analytics to direct our huge addressable market of 31 million unique visitors toward obtaining a digital subscription.
Using these techniques, we expect digital-only subscribers to continue to grow substantially, reaching more than 1.2 million digital-only subscribers by 2028.
We believe our digital transformation will have a favorable impact on the environment. A key component of our digital growth strategy is to accelerate the pace of digital subscriber growth. Growing our digital revenue streams as the print revenues mature will have a favorable impact on the environment as our production hubs will consume less energy, we will consume less newsprint, and there will be less environmental impact from our distribution channels that largely operate on fossil-fuel powered transportation.
Diversify and expand offerings for local advertisers. According to eMarketer, local advertising spending is expected to reach nearly $150 billion in 2024. Our vast array of rapidly growing digital products, our large, digitally-adept salesforce and Amplified, our full service digital agency, create a powerful opportunity to gain scale both in and outside of our local markets.
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
BLOX Digitals represents a powerful opportunity for us to drive additional digital revenue through their SaaS content platform. In 2023, revenue at BLOX Digital, including intracompany revenue, totaled $35 million and since 2013 the compounded annual growth rate of BLOX Digital revenue has been 11.0%. Through continuous investment in product development and gaining essential technology, like world-class video and streaming technology, BLOX Digital is the leading CMS provider in the publishing CMS segment and is growing its market share in the broadcast CMS segment. In 2024, we believe we can grow revenue at BLOX Digital through modest market share gains in our core markets, increasing our average revenue per customer.
DAILY NEWSPAPERS AND MARKETS
The Company, including our investments in TNI Partners ("TNI") in Tucson, AZ and Madison Newspapers, Inc. ("MNI") in Madison, WI, publish the following daily newspapers and maintain the following primary digital sites:

			Average Units (5)		2023 Monthly Average ('000s) (6)(7)
Newspaper	Primary Website	Location	Daily (3)	Sunday (3)	Unique Visitors	Page Views

St. Louis Post-Dispatch (1)	stltoday.com	St. Louis, MO	99,618	109,407	3,614	30,232
Buffalo News (2)	buffalonews.com	Buffalo, NY	69,842	89,694	2,325	21,830
Omaha World Herald (1)	omaha.com	Omaha, NE	58,514	63,319	1,520	19,512
Wisconsin State Journal (1)(4)	madison.com	Madison, WI	49,140	51,450	1,698	19,380
Richmond Times-Dispatch (1)	richmond.com	Richmond, VA	48,807	52,218	1,305	14,151
The Times (1)	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	42,413	43,416	1,100	17,262
Arizona Daily Star (5) (1)	azstarnet.com	Tucson, AZ	39,500	45,848	1,368	13,339
Tulsa World (1)	tulsaworld.com	Tulsa, OK	33,565	36,484	1,210	9,965
Billings Gazette	billingsgazette.com	Billings, MT	26,418	28,541	862	8,624
Lincoln Journal Star (1)	journalstar.com	Lincoln, NE	24,985	36,977	1,108	12,566
Quad-City Times	qctimes.com	Davenport, IA	22,116	23,685	657	5,634
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	22,006		408	4,990

			Average Units (5)		2023 Monthly Average ('000s) (6)(7)
Newspaper	Primary Website	Location	Daily (3)	Sunday (3)	Unique Visitors	Page Views
Winston Salem Journal (1)	journalnow.com	Winston-Salem, NC	19,674	20,548	693	6,081
Roanoke Times	roanoke.com	Roanoke, VA	19,657	22,103	679	5,409
La Crosse Tribune	lacrossetribune.com	La Crosse, WI	18,837	—	443	4,362
The Press of Atlantic City	pressofatlanticcity.com	Atlantic City, NJ	18,294	—	726	6,631
The Pantagraph	pantagraph.com	Bloomington, IL	16,930	17,870	526	7,038
Missoulian	missoulian.com	Missoula, MT	16,652	—	413	4,647
The Post-Star	poststar.com	Glens Falls, NY	15,866	—	434	4,606
Rapid City Journal	rapidcityjournal.com	Rapid City, SD	15,557	—	321	3,618
Greensboro News-Record	greensboro.com	Greensboro, NC	15,151	16,725	578	3,741
The Journal Times	journaltimes.com	Racine, WI	14,749	15,915	405	4,274
Freelance-Star	fredericksburg.com	Fredericksburg, VA	14,362	15,376	398	3,844
Independent Record	helenair.com	Helena, MT	14,083	—	316	4,063
Napa Valley Register	napavalleyregister.com	Napa, CA	13,561	—	343	3,094
Dispatch-Argus	qconline.com	Moline, IL	13,039	13,618	226	3,131
Kenosha News	kenoshanews.com	Kenosha, WI	12,907	13,684	656	4,878
Waco Tribune-Herald	wacotrib.com	Waco, TX	11,566	—	442	3,245
The Citizen	auburnpub.com	Auburn, NY	10,498	—	389	2,955
The Courier	wcfcourier.com	Waterloo and Cedar Falls, IA	10,342	—	386	3,510
Charlottesville Daily Progress	dailyprogress.com	Charlottesville, VA	10,326	—	435	2,886
Sioux City Journal	siouxcityjournal.com	Sioux City, IA	10,208	—	346	2,962
Montana Standard	mtstandard.com	Butte, MT	9,837	—	216	2,794
The Times-News	magicvalley.com	Twin Falls, ID	9,270	—	200	1,743
The Daily News	tdn.com	Longview, WA	9,141	—	206	1,851
Herald & Review	herald-review.com	Decatur, IL	9,128	—	284	3,074
Lynchburg News & Advance	newsadvance.com	Lynchburg, VA	9,085	—	299	2,317
The Times and Democrat	thetandd.com	Orangeburg, SC	8,551	—	290	1,889
Hickory Daily Record	hickoryrecord.com	Hickory, NC	8,237	—	285	2,110
Grand Island Independent	theindependent.com	Grand Island, NE	8,063	—	228	2,497
Dothan Eagle	dothaneagle.com	Dothan, AL	7,667	—	198	1,243
Bristol Herald Courier	heraldcourier.com	Bristol,VA	7,385	—	222	1,798
Casper Star-Tribune	trib.com	Casper, WY	7,213	9,149	299	2,360
Corvallis Gazette-Times	gazettetimes.com	Corvallis, OR	7,020	—	143	1,697
Elko Daily Free Press	elkodaily.com	Elko, NV	6,776	—	171	1,552
Bryan-College Station Eagle	theeagle.com	Bryan, TX	6,682	—	262	1,851

			Average Units (5)		2023 Monthly Average ('000s) (6)(7)
Newspaper	Primary Website	Location	Daily (3)	Sunday (3)	Unique Visitors	Page Views
The Sentinel	cumberlink.com	Carlisle, PA	6,477	—	189	1,578
Globe Gazette	globegazette.com	Mason City, IA	6,382	—	218	1,978
The Southern Illinoisan	thesouthern.com	Carbondale, IL	6,289	—	190	1,253
Albany Democrat-Herald	democratherald.com	Albany, OR	6,243	—	160	1,318
Scottsbluff Star-Herald	starherald.com	Scottsbluff, NE	5,690	—	134	947
Daily Citizen	wiscnews.com/bdc	Beaver Dam, WI	5,372	—	—	—
Opelika Auburn News	oanow.com	Opelika, AL	5,202	—	217	1,765
The News Herald	morganton.com	Morganton, NC	4,800	—	165	1,061
Florence Morning News	scnow.com	Florence, SC	4,787	—	195	1,263
Kearney Hub	kearneyhub.com	Kearney, NE	4,718	—	—	—
Martinsville Bulletin	martinsvillebulletin.com	Martinsville, VA	4,704	—	130	966
Portage Daily Register	wiscnews.com/pdr	Portage, WI	4,437	—	—	—
Baraboo News Republic	wiscnews.com/bnr	Baraboo, WI	4,435	—	—	—
Statesville Record & Landmark	statesville.com	Statesville, NC	3,999	—	201	993
The Daily Nonpareil	nonpareilonline.com	Council Bluffs, IA	3,944	—	126	875
Journal Gazette & Times-Courier	jg-tc.com	Mattoon/Charleston, IL	3,849	—	302	2,023
Danville Register & Bee	godanriver.com	Danville, VA	3,659	—	125	945
North Platte Telegraph	nptelegraph.com	North Platte, NE	3,355	—	105	747
Columbus Telegram	columbustelegram.com	Columbus, NE	3,068	—	126	919
Fremont Tribune	fremonttribune.com	Fremont, NE	2,984	—	155	934
The News Virginian	newsvirginian.com	Waynesboro, VA	2,875	—	90	433
Culpeper Star-Exponent	starexponent.com	Culpeper, VA	2,738	—	120	559
York News-Times	yorknewstimes.com	York, NE	2,700	—	74	514
Beatrice Daily Sun	beatricedailysun.com	Beatrice, NE	2,455	—	72	541
The McDowell News	mcdowellnews.com	Marion, NC	2,214	—	112	468
The Chippewa Herald	chippewa.com	Chippewa Falls, WI	2,009	—	100	673
Winona Daily News	winonadailynews.com	Winona, MN	1,927	—	81	690
Muscatine Journal	muscatinejournal.com	Muscatine, IA	1833	—	228	1020
Ravalli Republic	ravallinews.com	Hamilton, MT	707	—	64	353
(1)Source: AAM: September 2023 Quarterly Executive Summary Data Report, unaudited
(2)Source: AAM: March 2023 Quarterly Executive Summary Data Report, unaudited More recent data is not available
(3)Not all newspapers are published Monday through Saturday or have a Sunday edition
(4)Owned by MNI
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
EMPLOYEES AND HUMAN CAPITAL RESOURCES
We believe the foundation of our business is the people and employees who support our business strategy. A major focus in 2023 was investing in top digital talent to carry out our Three Pillar Digital Growth Strategy and position us to achieve our long-term growth targets
At September 24, 2023, we had 3,342 employees, including 510 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2023 totaled approximately 3,171 of which 527 are represented by unions. We consider our relationships with our employees to be good. We are committed to creating an equitable and inclusive workplace that also reflects the diversity of our local readers and communities in which we serve.
We continue to demonstrate our commitment to diversity, equity and inclusion by assessing our hiring practices, extending our hiring reach, providing skill-building opportunities on diverse storytelling, and developing business strategies that include historically marginalized communities. These efforts and initiatives will help us reach our goal of a more diverse workforce at all levels of our company.
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
•Interest rates;
•Labor costs;
•Significant cyber-security breaches or failure of our information technology systems;
•Our ability to achieve planned expense reductions and realize the expected benefit of our acquisitions;
•Our ability to maintain employee and customer relationships;
•Our ability to manage increased capital costs;
•Our ability to maintain our listing status on the Nasdaq Global Select Market ("NASDAQ");
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
Risks Related to our Business and Operations
Our advertising revenues may decline due to weakness in the retail sector.
A significant portion of our revenue is derived from advertising and a decline in the financial or economic conditions of our advertisers could alter discretionary spending by those advertisers. Our publications' and websites' advertisers are primarily retail businesses, which have been challenged in recent years by increased competition from online retailers. This trend has reduced and may continue to reduce advertising revenue from the brick-and-mortar retail sector. Specifically, advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate, or cease operations.
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
Our business and the companies with which we do business are subject risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to high inflation, rising interest rates, economic weakness or recession, as well as geopolitical and public health events such as the wars in Ukraine and Israel, pandemics, and workforce expectations.
In the past, these and other similar conditions and events have resulted in, and could lead to a tightening of credit and capital markets, lower levels of liquidity, lower consumer and business spending, unemployment, declines in real estate values, increases in employee-related costs, and other adverse economic conditions. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. In addition, printing and distribution costs, including the costs of paper and ink, are a significant expense for the Company. We expect increases in these costs in the near-term from various factors, including increases in the cost of raw materials, energy, labor, transportation, and distribution, due to inflation and other adverse factors on the economy.
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
We have identified a material weakness in our internal control over financial reporting, which could result in loss of investor confidence in the Company and a negative impact on the value of our common stock.
Management assessed the effectiveness of our internal control over financial reporting as of September 24, 2023, and concluded we did not maintain effective internal control over financial reporting. Management did not design and implement controls to assess the reliability of certain internally generated information, or evaluate information received from certain third-party service providers, that are relevant to certain revenue recognized in the Company’s consolidated financial statements. For additional information, see Item 9A, "Controls and Procedures," below.
Until remediated, the material weakness could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which could negatively affect investor confidence in the Company and, in turn, the value of our common stock. While certain actions have been taken and planned to remediate and address the material weaknesses and enhance our internal control over financial reporting, we cannot be certain such remedial measures will be successful or otherwise sufficient to address the material weakness. In addition, if we are unable to remediate the material weakness, are otherwise unable to maintain effective internal control over financial reporting, or additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which, in addition to loss of investor confidence and a negative affect on the value of our common stock, could subject the Company to sanctions or investigations by the SEC, NASDAQ, or other regulatory authorities requiring additional financial and management resources to address.
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
At September 24, 2023, the carrying value of our goodwill was $329.5 million, the carrying value of mastheads was $18.7 million, and the carrying value of our amortizable intangible assets was $76.3 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.
For further information on goodwill and intangible assets, see Note 4 — Goodwill and other intangible assets.

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
We compete for audiences and advertising revenue with newspapers and other media such as web-based digital platforms (e.g., Alphabet, Amazon, Meta, TikTok etc.), magazines, broadcast, cable and satellite television, radio, direct mail, and billboards. As the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and free Internet sites that contain abbreviated versions of our publications. Some of our current and potential competitors have greater financial and other resources than we do. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected.
Risks Related to Our Indebtedness
Our Indebtedness could materially and adversely affect our business or financial condition.
Our current indebtedness, and any future debt incurred, could have significant consequences on our future operations, including making it more difficult to satisfy our debt obligations and meet our operational goals. Our entire outstanding indebtedness is encompassed in a 25-year term loan ("Term Loan") with BH Finance LLC, a Nebraska limited liability company affiliated with Berkshire Hathaway, Inc. ("BH Finance"), which was part of a broader comprehensive refinancing of all of our then-outstanding debt, including a Credit Agreement, dated January 29, 2020 (collectively, the "2020 Refinancing").
At its inception, the aggregate principal amount and applicable interest rate of the Term Loan was $576.0 million and 9% annual rate, respectively, the proceeds of which were used to refinance our then-outstanding debt and fund the acquisition of BH Media and Buffalo News. The Term Loan is collateralized by all Company assets. Currently, the Term Note has an aggregate principal outstanding amount of $455.7 million. Our ability to make scheduled payments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal and interest on our debt.
If our cash flow and capital resources are insufficient to fund our debt obligations, we could face liquidity issues and be forced to reduce or delay investments, acquisitions, and capital expenditures or sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure investors we would be able to take any of these alternative actions, such actions would be permitted under the terms of the Credit Agreement, and, even if successful,, that such actions would permit us to meet our scheduled debt service obligations
In addition, the 2020 Refinancing terms impose operating and financial restrictions, including restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of Company stock, and engaging in other capital transactions. A failure to satisfy out debt service obligations on the Term Loan could give rise to default. Moreover, these restrictions limit our flexibility in planning for or reacting to changes in our business, the economy, in general, and the economies in which we operate, which, in turn increases our vulnerability to adverse financial consequences related to such changes.
A failure to satisfy our debt service obligations on the Term Loan could give rise to default and, in turn, the right of our lender to accelerate our indebtedness, making all principal and interest becoming due and payable.

Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities.

The terms of the 2020 Refinancing, limit our ability to take certain actions without requisite lender approval and modification of the loan agreements. These limitations include restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of Company stock, and engaging in other capital transactions. While we have an established relationship with BH Finance, whose priorities and interests are familiar to us, there is no assurance BH Finance will approve or consent to our activities, even if the activities are in the best interests of our stockholders. If we are unable to secure the required consent of BH Finance, our ability to take advantage of future opportunities, including acquisition or financing opportunities, could be restricted.
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
Pension plans were in a net overfunded position of $10.3 million at September 24, 2023 compared to an underfunded position of $0.4 million at September 25, 2022.
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
We contributed to various multiemployer defined benefit pension plans during 2023 under the terms of collective-bargaining agreements (“CBAs”). For plans that are in critical status, benefit reductions may apply or we could be required to make additional contributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.
We have 19 print sites which print most of our dailies with the exception of 10 that are printed at third-party printers.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed on NASDAQ.
At November 30, 2023, we had 4,116 registered holders of record of our Common Stock.
Our Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company's Equity Interests or from the proceeds of a sale of the Company's Equity Interest. See Note 5 — Debt, of the Notes to Consolidated Financial Statements, included herein.
PERFORMANCE PRESENTATION
The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's 500 Stock Index, and a peer group index, in each case for the five years ended September 24, 2023 (with September 24, 2018, as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

$200
$150
$100
$50
$0
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
Lee Enterprises, Incorporated
S&P 500
Peer Group

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the year ended September 24, 2023, and for fiscal years 2022 and 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.
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
The quantitative impairment test consists of comparing the fair value of each masthead or domain name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2023, 2022, and 2021, we recognized impairment charges of $7.7 million, $14.2 million, and $0.8 million, respectively. Only one of our mastheads has a fair value that is 20% over its carrying value, therefore our mastheads could experience impairment in the future if we do not achieve our revenue projections. As of September 24, 2023 the masthead carrying value is $18.7 million.
Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. In 2021, we recognized $0.2 million of impairment on intangible assets subject to amortization. There were no indicators of impairment on intangible assets subject to amortization in 2023 or 2022.
Our quantitative impairment analysis includes several inputs that are considered estimates, these include royalty rates, discount rates, five-year revenue forecast, and long term growth rates. All of these estimates are subject to uncertainty as future results may or may not be achieved. In 2023, the royalty rates utilized range from 0% to 1.0%; a 50-basis point decrease in royalty rates would result in an additional $9.3 million of impairment. The Company’s discount rate utilized in the analysis has ranged from 10.5% in 2021 to 13.0% 2023, depending on market conditions. Increasing the discount rate by 100 basis points would result in an additional $1.2 million of impairment. The Company has had various revenue forecasts utilized in the analysis over different years.
Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional masthead impairment charges in the future.
For information related to the Company's Goodwill impairment analysis, refer to Note 4 to the Consolidated Financial Statements.

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
The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return of assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. In 2023, we used an expected return of assets assumption of 5.0% for both our pension plan assets and our postretirement and postemployment benefit plan assets.
A 50-basis point decrease in discount rates would result in an increase to pension and postretirement and postemployment benefits liabilities of $10.6 million. A 50-basis point decrease in expected rate of return of assets results would result in an increase to pension and postretirement and postemployment benefits expense of $1.1 million.
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
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended September 24, 2023.

OPERATIONS
Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2023	2022	Percent Change	2021	Percent Change

Operating revenue:
Print advertising revenue	125,804	184,963	(32.0)%	227,892	(18.8)%
Digital advertising revenue	193,173	181,465	6.5%	141,391	28.3%
Advertising and marketing services revenue	318,977	366,428	(12.9)%	369,283	(0.8)%
Print subscription revenue	252,591	313,504	(19.4)%	329,484	(4.9)%
Digital subscription revenue	60,700	40,120	51.3%	28,229	42.1%
Subscription revenue	313,291	353,624	(11.4)%	357,713	(1.1)%
Print other revenue	39,508	42,962	(8.0)%	48,656	(11.7)%
Digital other revenue	19,362	17,955	7.8%	18,997	(5.5)%
Other revenue	58,870	60,917	(3.4)%	67,653	(10.0)%
Total operating revenue	691,138	780,969	(11.5)%	794,649	(1.7)%
Operating expenses:
Compensation	266,907	317,789	(16.0)%	330,896	(4.0)%
Newsprint and ink	25,346	30,101	(15.8)%	29,775	1.1%
Other operating expenses	323,067	344,905	(6.3)%	325,597	5.9%
Depreciation and amortization	30,621	36,544	(16.2)%	42,841	(14.7)%
Assets loss (gain) on sales, impairments and other	1,882	9,716	(80.6)%	8,214	NM
Restructuring costs and other	12,673	22,720	(44.2)%	7,182	216.3%
Total operating expenses	660,496	761,775	(13.3)%	744,505	2.3%
Equity in earnings of associated companies	6,527	5,657	15.4%	6,412	(11.8)%
Operating income	37,169	24,851	49.6%	56,556	(56.1)%
Non-operating income (expense):
Interest expense	(41,471)	(41,770)	(0.7)%	(44,773)	(6.7)%
Curtailment gain	—	1,027	(100.0)%	23,830	NM
Pension withdrawal cost	(1,200)	(2,335)	(48.6)%	(12,862)	NM
Pension and OPEB related benefit (cost) and other, net	2,420	19,022	(87.3)%	9,296	104.6%
Total non-operating expense, net	(40,251)	(24,056)	67.3%	(24,509)	(1.8)%
(Loss) income before income taxes	(3,082)	795	(487.7)%	32,047	NM
Income tax (benefit) expense	(349)	698	(150.0)%	7,255	(90.4)%
Net (loss) income	(2,733)	97	(2917.4)%	24,792	NM

Earnings (loss) per common share:
Basic	(0.90)	(0.35)	156.5%	3.98	NM
Diluted	(0.90)	(0.35)	156.5%	3.90	NM
We acquired or disposed of certain properties in each of 2023, 2022 and 2021.

OPERATING REVENUE
Revenue Comparison 2023-2022
Total operating revenue totaled $691.1 million in 2023, down $89.8 million, or 11.5%, compared to 2022.
Advertising and marketing services revenue totaled $319.0 million in 2023, down $47.5 million, or 12.9% compared to 2022.
Print advertising revenues were $125.8 million in 2023, down $59.2 million, or 32.0% compared to 2022. The decline is due to the secular downward trend in print advertising.
Digital advertising and marketing services revenue totaled $193.2 million in 2023, up 6.5% compared to 2022. Digital advertising and marketing services revenue represented 60.6% of 2023 total advertising and marketing services revenue compared to 49.5% in 2022. The increase in digital advertising is due to growth at Amplified, our full service digital marketing service. Revenue at Amplified increased 20.3% in 2023 totaling $91.2 million.
Subscription revenue totaled $313.3 million in 2023, or down 11.4%, compared to 2022. The change in subscription revenue is due to decline in full access volume, consistent with historical and industry trends. The decrease was partially offset by growth in selective price increases on our full access subscriptions and in digital-only subscribers and digital-only revenue which were up 35.6% and 51.0%, respectively. As of September 2023, we had over 721,000 digital-only subscribers compared to 532,000 in 2022.
Other revenue, which primarily consist of digital services revenue from BLOX Digital and commercial printing revenue totaled $58.9 million, a 3.4% decrease compared to 2022. Digital services revenue totaled $19.4 million in 2023, a 7.8% increase compared to 2022. Commercial printing revenue totaled $20.1 million in 2023, a 6.2% decline from 2022.
Revenue at BLOX Digital, including intercompany revenue, totaled $35.0 million, an increase of 13.2%, due to increased market share and increases in average revenue per user due to additional value-added service offerings.
Total digital revenue including digital advertising revenue, digital-only subscription revenue and digital services revenue totaled $273.2 million in 2023, a 14.1% increase over 2022, and represented 39.5% of our total operating revenue in 2023, compared to 30.7% in 2022.
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

Revenue at BLOX Digital, including intercompany revenue, totaled $30,906,000, an increase of 13.6%, due to increased market share and increases in average revenue per user due to additional value-added service offerings.
Total digital revenue including digital advertising revenue, digital-only subscription revenue and digital services revenue totaled $239.5 million in 2022, a 27.0% increase over 2021, and represented 30.7% of our total operating revenue in 2022, compared to 23.7% in 2021.
OPERATING EXPENSES
Operating Expense Comparison 2023-2022
Total operating expenses were $660.5 million, a 13.3% decrease compared to 2022. Cash Costs (a non-GAAP financial measure discussed below) were $615.3 million, a 11.2% decrease compared to 2022.
Compensation expense decreased $50.9 million in 2023, or a 16.0% decrease compared to 2022. The decrease is attributable to reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $4.8 million in 2023, or a 15.8% decrease compared to 2022. This decrease was attributable to declines in newsprint volumes partially offset by higher newsprint prices. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
Other operating expenses decreased $21.8 million in 2023, or a 6.3% decrease compared to 2022. Other operating expenses include all operating costs not considered to be compensation, newsprint and ink, depreciation and amortization, or restructuring costs and other. The largest components are costs associated with printing and distribution of our printed products, digital investments, digital cost of goods sold and facility expenses. The decrease is attributable to other print-related costs due to lower volumes of our print products partially offset by increases in investments to fund our digital growth strategy.
Restructuring costs and other totaled $12.7 million and $22.7 million in 2023 and 2022, respectively. Restructuring costs and other in 2023 are predominately severance. Restructuring costs and other in 2022 include severance costs, litigation expenses, restructuring expenses, and advisor expenses associated with the unsolicited offer in November 2021.
Depreciation expense decreased $2.8 million, or 19.2%, in 2023. Amortization expense decreased $3.2 million, or 14.3%, in 2023.
Assets loss (gain) on sales, impairments and other was a net loss of $1.9 million in 2023 compared to a net loss of $9.7 million in 2022. Impairment losses in 2023 totaled $7.7 million for mastheads. Impairment losses in 2022 totaled $13.5 million for mastheads, $7.8 million for leases, and $0.7 million for the disposal of a non-core business, respectively. Assets loss (gain) on sales are part the Company's ongoing real estate and non-core asset monetization. They totaled a net gain of $6.0 million in 2023 and a net gain of $12.3 million in 2022.
Operating Expense Comparison 2022-2021
Total operating expenses were $761.8 million, a 2.3% increase compared to 2021. Cash Costs were $692.8 million, a 1.0% increase compared to 2021.
Compensation expense decreased $13.1 million in 2022, or a 4.0% decrease compared to 2021. The decrease is attributable to reductions in FTEs due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs increased $0.3 million in 2022, or a 1.1% increase compared to 2021. This increase was attributable to higher newsprint prices offset by a decline in newsprint volumes. See Item 7A, “Commodities”, included herein, for further discussion and analysis of the impact of newsprint on our business.
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
Equity In Equity Investments
Equity in earnings of TNI and MNI increased $0.9 million in 2023, or 15.4%, compared to 2022. Equity in earnings of TNI and MNI decreased $0.8 million in 2022 compared to 2021.
NON-OPERATING INCOME AND EXPENSES
Non-operating Income and Expense Comparison 2023-2022
Interest expense decreased $0.3 million, or 0.7%, to $41.5 million in 2023 due to lower debt balances. Our weighted average cost of debt, excluding amortization of debt financing cost, was 9.0% in 2023 and 2022.
Included in other non-operating income and expense is income related to our defined benefit pension plans and other postemployment benefit plans, which totaled $1.2 million and $20.5 million in 2023 and 2022, respectively. We recognized pension withdrawal costs in 2023 and 2021 of $1.2 million and $12.9 million, respectively, in connection with the withdrawal from pension plans that covered certain employees. No withdrawal costs were recognized in 2022. The withdrawal liabilities will be paid over the next 20 years.
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
Included in other non-operating income and expense is income related to our defined benefit pension plans and other postemployment benefit plans, which totaled $20.5 million and $33.3 million in 2022 and 2021, respectively. We recognized a non-cash curtailment gain of $23.8 million and a reduction in our benefit obligation in 2021 by eliminating postretirement medical coverage for certain employees. We recognized pension withdrawal costs in 2021 of $12.9 million in connection with the withdrawal from pension plans that covered certain employees. The withdrawal liabilities will be paid over the next 20 years.
During 2022 we notified certain participants in our defined benefit plans of changes to be made to the plans. The Company froze future benefits for four of the defined benefit plans. The freeze of future benefits resulted in a non-cash curtailment gain of $1.0 million related to the four plans. In connection with the freeze, the Company provided certain plan enhancements that resulted in an increase to our net pension liability and a decrease to Accumulated Other Comprehensive income of $6.1 million. Additionally, the Company merged the six frozen plans into one defined benefit plan effective in the second quarter of fiscal 2022.

During September of 2022, the Company, as sponsor of the Lee Enterprises Incorporated Pension Plan (the "Plan") executed an agreement pursuant to which the Plan used a portion of its assets to purchase annuities from an insurance company (the "Insurer") and thereby assumed $85.6 million of the Plan's liabilities in exchange for $81.4 million of Plan assets. The non-cash settlement gain of $4.2 million is recorded in Pension and OPEB related benefit (cost) and other, net.
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
INCOME TAX EXPENSES
In 2023, we recorded income tax benefit of $0.3 million, or 11.3% of pretax loss and in 2022, we recorded an income tax expense of $0.7 million, or 87.8% of pretax income. In 2021, we recorded an income tax expense of $7.3 million, or 22.6% of pre-tax income. See Note 12 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.
NET INCOME AND EARNINGS PER SHARE
Net loss was $2.7 million in 2023 compared to net income of $0.1 million in 2022. In 2021, net income was $24.8 million.
Losses per share was $0.90 per share in 2023 compared to losses per share of $0.35 per share in 2022. In 2021, diluted earnings per share were $3.90 per share.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2023	2022	2021

Net (loss) income	(2,733)	97	24,792
Adjusted to exclude
Income tax (benefit) expense	(349)	698	7,255
Non-operating expenses, net	40,251	24,056	24,509
Equity in earnings of TNI and MNI	(6,527)	(5,657)	(6,412)
Assets loss (gain) on sales, impairments and other, net	1,882	9,716	8,214
Depreciation and amortization	30,621	36,544	42,841
Restructuring costs and other	12,673	22,720	7,182
Stock compensation	1,806	1,337	854
Add:
Ownership share of TNI and MNI EBITDA (50%)	7,604	6,541	7,317
Adjusted EBITDA	85,228	96,052	116,552
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

(Thousands of Dollars)	2023	2022	2021

Operating expenses	660,496	761,775	744,505
Adjustments
Depreciation and amortization	30,621	36,544	42,841
Assets (gain) loss on sales, impairments and other, net	1,882	9,716	8,214
Restructuring costs and other	12,673	22,720	7,182
Cash Costs	615,320	692,795	686,268

LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive cash flow, and are expected to continue providing sufficient liquidity, together with cash on hand, to meet our future cash requirements, which primarily relate to operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash required for operating activities totaled $2.5 million in 2023 compared to cash provided by operating activities of $3.4 million in 2022, a decrease of $6.0 million. The decrease was primarily driven by a decrease in operating results of $18.2 million (defined as net income (loss) adjusted for non-working capital items) and partially offset by an increase in cash from working capital of $12.3 million, primarily related to favorable changes in accounts receivable and inventories, offset by unfavorable changes in unearned revenue, accrued interest, and pension and postretirement obligations.
Cash provided by operating activities totaled $3.4 million in 2022 compared to $50.1 million in 2021, a decrease of $46.6 million. The decrease was primarily driven by a decrease in operating results of $25.4 million (defined as net income (loss) adjusted for non-working capital items) and a decrease in cash from working capital of $21.2 million, primarily related to unfavorable changes in accounts receivable and income taxes payable, partially offset by favorable changes in accounts payable and pension and postretirement obligations.
Investing Activities
Cash provided by investing activities totaled $8.0 million in 2023 and $6.3 million in 2022. Capital spending totaled $5.1 million and $7.5 million in 2023 and 2022, respectively. Proceeds from sales of assets totaled $12.0 million and $14.8 million in 2023 and 2022, respectively.
Cash provided by investing activities totaled $6.3 million in 2022 and cash required for investing activities totaled $2.3 million in 2021. Capital spending totaled $7.5 million in 2022 and 2021, respectively. Proceeds from sales of assets totaled $14.8 million and $4.6 million in 2022 and 2021, respectively.
We anticipate that funds necessary for capital expenditures, which are expected to be $10.0 million in 2024, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $7.1 million in 2023 and $19.7 million in 2022 and $55.4 million in 2021. Debt reduction accounted for the majority of the usage of funds in 2023, 2022 and 2021, respectively.
Excluding payments required from the Company's future excess cash flow (as defined in Note 5), the only required principal payments include payments from net cash proceeds from asset sales (as defined in the Credit Agreement) and payments upon certain instances of change in control. Current maturities of long-term debt are from excess cash flows. There are no other scheduled mandatory principal payments required under the Credit Agreement.
Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $14.5 million at September 24, 2023. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
At September 24, 2023, the principal amount of our outstanding debt totals $455.7 million.
The 2020 Refinancing as defined in Note 5, significantly extended our debt maturity profile with final maturity of our debt in 2045.

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
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations at September 24, 2023:

(Thousands of Dollars)	Payments (or Commitments) Due (Years)
Nature of Obligation	Total	Less Than 1	1-3	3-5	More Than 5

Debt (Principal Amount) (1)	455,741	—	—	—	455,741
Interest expense (2)	881,859	41,017	123,050	123,050	594,742
Operating lease obligations	57,142	12,179	20,329	14,025	10,609
Withdrawal liabilities	27,305	1,564	3,127	3,127	19,487
Capital expenditure commitments	3,707	3,707	—	—	—
	1,425,754	58,467	146,506	140,202	1,080,579
(1)Maturities of long-term debt are presented based on mandatory payments. See Note 5 of the Notes to the Consolidated Financial Statements, included herein.
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
The contractual obligations above exclude unrecognized tax benefits to be recorded in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. A substantial amount of our deferred income tax liabilities will not result in future cash payments. See Note 12 of the Notes to the Consolidated Financial Statements, included herein.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation the Company identified a material weakness in its internal control over financial reporting. Due to the material weakness, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.
In light of the material weakness described below, management performed additional analysis and monitoring procedures around third-party data to ensure that our interim and annual consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the September 24, 2023 (the "Evaluation Date"), using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of the Evaluation Date due to a material weakness in the Company's internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness identified by the Company is as follows:
•Management did not design and implement controls to assess the reliability of certain internally generated information, or evaluate information received from certain third-party service providers, that are relevant to certain revenue recognized in the Company's Consolidated Financial Statements.
Management previously reported this material weakness in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2022. The description of the material weakness has been updated to reflect information learned during the remediation process executed in fiscal 2023.
BDO USA, P.C., our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of September 24, 2023, which is included herein. As a result of the material weakness described above, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of September 24, 2023.

Remediation Plans and Actions
Management is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. During fiscal 2023, management executed certain actions steps to remediate the material weakness, including:
•Established a project team to review, evaluate and remediate the material weakness in internal controls over financial reporting. The Company's recently expanded Corporate Compliance function is leading management's efforts related to effective control design, documentation and implementation, as well as remediate ineffective controls.
•Enhanced the design of internal controls around evaluating data provided by third-parties, which included the initial implementation of a new revenue IT system.
Management will continue to execute the remediation steps outlined above until the material weakness is remediated. The material weakness will not be considered remediated until the remediated and/or newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. We are working to have the material weakness remediated as soon as possible.
Remediation of Previously Reported Material Weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2022, management had concluded we had material weaknesses in internal control over financial reporting, specific to a) the Company's information technology general controls and b) controls to validate the accuracy of the tax basis associated with certain deferred tax assets and liabilities. To address the material weaknesses, during the fiscal year ended September 24, 2023 we (a) established a project team to review, evaluate, and remediate material weaknesses in internal controls over financial reporting including expanding our Corporate Compliance function, (b) underwent a complete user access review related to our information technology systems, (c) conducted additional training to relevant personnel, (d) enhanced existing internal control design, and (e) enhanced our record retention policy specifically around complex tax items.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 24, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Lee Enterprises, Incorporated
Davenport, Iowa

Opinion on Internal Control over Financial Reporting

We have audited Lee Enterprises, Incorporated’s (the “Company”) internal control over financial reporting as of September 24, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 24, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 24, 2023 and September 25, 2022, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal years ended September 24, 2023 and September 25, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated December 8, 2023, expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified regarding the following:

a.Management did not design and implement controls to assess the reliability of certain internally generated information, or evaluate information received from certain third-party service providers, that are relevant to certain revenue recognized in the Company’s consolidated financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated December 8, 2023, on those consolidated financial statements.

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
/s/ BDO USA, P.C.

Chicago, Illinois
December 8, 2023
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2024, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item is included in our Proxy Statement to be filed in January 2024, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2024, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE
Information with respect to this Item is included in our Proxy Statement to be filed in January 2024, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2024, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
FINANCIAL STATEMENTS
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - 52 weeks ended September 24, 2023, 52 weeks ended September 25, 2022 and 52 weeks ended September 26, 2021
Consolidated Balance Sheets - September 24, 2023 and September 25, 2022
Consolidated Statements of Stockholders' Equity (Deficit) - 52 weeks ended September 24, 2023, 52 weeks ended September 25, 2022 and 52 weeks ended September 26, 2021
Consolidated Statements of Cash Flows - 52 weeks ended September 24, 2023, 52 weeks ended September 25, 2022 and 52 weeks ended September 26, 2021
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms*

*BDO USA, P.C. Chicago, IL; PCAOB Firm ID#243
*KPMG LLP, Chicago, IL; PCAOB Firm ID#185
FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.
EXHIBITS
See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Thousands of Dollars, Except Per Common Share Data)	2023	2022	2021

Operating revenue:
Advertising and marketing services	318,977	366,428	369,283
Subscription	313,291	353,624	357,713
Other	58,870	60,917	67,653
Total operating revenue	691,138	780,969	794,649
Operating expenses:
Compensation	266,907	317,789	330,896
Newsprint and ink	25,346	30,101	29,775
Other operating expenses	323,067	344,905	325,597
Depreciation and amortization	30,621	36,544	42,841
Assets loss (gain) on sales, impairments and other, net	1,882	9,716	8,214
Restructuring costs and other	12,673	22,720	7,182
Total operating expenses	660,496	761,775	744,505
Equity in earnings of associated companies	6,527	5,657	6,412
Operating income	37,169	24,851	56,556
Non-operating (expense) income:
Interest expense	(41,471)	(41,770)	(44,773)
Curtailment gain	—	1,027	23,830
Pension withdrawal cost	(1,200)	(2,335)	(12,862)
Pension and OPEB related benefit and other, net	2,420	19,022	9,296
Total non-operating expense, net	(40,251)	(24,056)	(24,509)
(Loss) income before income taxes	(3,082)	795	32,047
Income tax (benefit) expense	(349)	698	7,255
Net (loss) income	(2,733)	97	24,792
Net income attributable to non-controlling interests	(2,534)	(2,114)	(2,047)
Loss attributable to Lee Enterprises, Incorporated	(5,267)	(2,017)	22,745
Other comprehensive income (loss), net of income taxes	10,190	(25,534)	62,237
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	4,923	(27,551)	84,982

Earnings (loss) per common share:
Basic:	(0.90)	(0.35)	3.98
Diluted:	(0.90)	(0.35)	3.90
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 24 2023	September 25 2022

ASSETS

Current assets:
Cash and cash equivalents	14,548	16,185
Accounts receivable, less allowance for credit losses: 2023 $5,260; 2022 $5,237	69,104	69,522
Inventories	7,504	8,265
Prepaids and other	15,373	15,151
Total current assets	106,529	109,123
Investments:
Associated companies	27,819	27,378
Other	5,572	5,971
Total investments	33,391	33,349
Property and equipment:
Land and improvements	12,366	14,505
Buildings and improvements	83,140	95,111
Equipment	213,714	215,731
Construction in process	2,453	1,449
	311,673	326,796
Less accumulated depreciation	250,439	253,083
Property and equipment, net	61,234	73,713
Operating lease right-of-use assets	40,822	47,490
Goodwill	329,504	329,504
Other intangible assets, net	94,988	121,373
Pension plan assets, net	10,843	528
Medical plan assets, net	21,565	19,066
Other	12,741	9,896
Total assets	711,617	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 24 2023	September 25 2022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of lease liabilities	7,755	7,859
Accounts payable	36,290	28,608
Compensation and other accrued liabilities	29,448	44,740
Unearned revenue	40,843	49,929
Total current liabilities	114,336	131,136
Long-term debt, net of current maturities	455,741	462,554
Operating lease liabilities	36,580	46,003
Pension obligations	586	966
Postretirement and postemployment benefit obligations	8,618	9,221
Deferred income taxes	41,351	42,719
Income taxes payable	5,809	8,292
Withdrawal liabilities and other	24,890	25,914
Total liabilities	687,911	726,805
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 12,000 shares; issued and outstanding:	61	60
September 24, 2023; 6,064 shares; $0.01 par value
September 25, 2022; 5,979 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	260,832	259,521
Accumulated deficit	(266,496)	(261,229)
Accumulated other comprehensive income	26,843	16,653
Total stockholders' equity	21,240	15,005
Non-controlling interests	2,466	2,232
Total equity	23,706	17,237
Total liabilities and equity	711,617	744,042
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Amount			Shares
(Thousands of Dollars and Shares)	2023	2022	2021	2023	2022	2021

Common Stock:
Balance, beginning of year	60	59	58	5,979	5,889	5,835
Shares issued	1	1	1	85	90	54
Balance, end of year	61	60	59	6,064	5,979	5,889
Additional paid-in capital:
Balance, beginning of year	259,521	258,063	256,957
Stock compensation	1,806	1,487	854
Shares (redeemed) issued	(495)	(29)	252
Balance, end of year	260,832	259,521	258,063
Accumulated deficit:
Balance, beginning of year	(261,229)	(259,212)	(281,957)
Net income (loss)	(2,733)	97	24,792
Net income attributable to non-controlling interests	(2,534)	(2,114)	(2,047)
Balance, end of year	(266,496)	(261,229)	(259,212)
Accumulated other comprehensive income (loss):
Balance, beginning of year	16,653	42,187	(20,050)
Change in pension and postretirement benefits	13,364	(32,202)	82,204
Deferred income taxes, net	(3,174)	6,668	(19,967)
Balance, end of year	26,843	16,653	42,187
Total stockholders' equity	21,240	15,005	41,097	6,064	5,979	5,889
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2023	2022	2021

Cash (required for) provided by operating activities:
Net income	(2,733)	97	24,792
Adjustments to reconcile net income (loss) to net cash provided by (required for) operating activities:
Depreciation and amortization	30,621	36,544	42,841
Bad debt expense	6,942	5,190	1,505
Curtailment gain	—	(1,027)	(23,830)
Pension withdrawal cost	1,200	2,335	12,862
Stock compensation expense	1,806	1,337	854
Asset loss (gain) on sales, impairments and other, net	1,882	9,716	8,214
Gain on sale of investment	(1,736)	—	—
Deferred income taxes	(4,542)	(4,377)	5,160
Pension contributions	—	(112)	(965)
Other, net	(2,290)	(2,015)	(1,253)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(6,739)	(7,804)	(13,977)
Decrease (increase) in inventories and other	977	(3,088)	1,237
(Decrease) increase in accounts payable, unearned revenue, other accrued liabilities and operating lease obligations	(26,155)	(14,645)	4,731
Decrease in pension, postretirement and postemployment benefit obligations	(83)	(21,449)	(2,667)
Change in income taxes payable	345	(236)	(8,418)
Other	(2,019)	2,963	(1,008)
Net cash (required for) provided by operating activities	(2,524)	3,429	50,078
Cash provided by (required for) investing activities:
Purchases of property and equipment	(5,107)	(7,536)	(7,479)
Proceeds from sales of assets	11,952	14,835	4,616
Distributions greater (less) than earnings of TNI and MNI	(657)	(576)	1,038
Other, net	1,791	(386)	(453)
Net cash provided by (required for) investing activities	7,979	6,337	(2,278)
Cash required for financing activities:
Principal payments on long-term borrowings	(6,813)	(20,062)	(55,674)
Sale (purchases) of common stock transactions	(279)	369	253
Net cash required for financing activities	(7,092)	(19,693)	(55,421)
Net decrease in cash and cash equivalents	(1,637)	(9,927)	(7,621)
Cash and cash equivalents:
Beginning of year	16,185	26,112	33,733
End of year	14,548	16,185	26,112
The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 75 principally mid-sized local media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 26 states.
1.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in BLOX Digital. TNI and MNI are accounted for under the equity method. Results of BLOX Digital are consolidated.
On March 16, 2020, the Company completed the acquisition of BH Media Group, Inc. and The Buffalo News, Inc. for a combined purchase price of $140.0 million (collectively, the "Transactions"). The Transactions were funded pursuant to a Credit Agreement dated as of January 29, 2020, between the Company and BH Finance LLC, a Nebraska limited liability company affiliated with Berkshire (the "Credit Agreement"), as described further in Note 5. In 2021, we allocated revenue from our full access subscriptions between print and digital subscription revenues.
In 2022, due to the increased prominence of digital-only revenues, we revised this presentation to classify full access subscriptions as print subscription revenue, and discretely present digital-only subscription revenues. 2021 amounts were reclassified in Note 2 to conform to the current year presentation. In 2023, certain prior period amounts have been adjusted to form with current period presentation. These matters did not change operating revenues, net income (loss), accumulated deficit, and earnings per share.
Fiscal Year
All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. References to "2023", "2022", "2021" and the like refer to the fiscal years ended the last Sunday in September. Fiscal years 2023, 2022, and 2021 include 52 weeks of operations.
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
Inventories
Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 24, 2023 and September 25, 2022 are less than replacement cost by $1.1 million and $1.4 million, respectively.
The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 24, 2023	September 25, 2022

Newsprint - FIFO method	200	393
Newsprint - LIFO method	612	447
Other inventory - FIFO method	2,173	2,219
Specific identification	4,519	5,206
	7,504	8,265
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
The Company has elected to account for distributions under the cumulative earnings approach.
Property and Equipment
Property and equipment are carried at cost. Equipment and all other assets are depreciated using the straight line method. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 40
Printing presses and insertion equipment	5 - 25
Leasehold improvements	3 - 10
Other	3 - 15
Depreciation expense for 2023, 2022 and 2021 was $11.6 million, $14.4 million, and $18.0 million, respectively.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized in Note 4. Intangible assets include customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method except for intangible assets acquired in the Transactions which are being amortized in an accelerated manner consistent with the expected economic benefit.

Years

Customer lists	10 - 20
Newspaper subscriber lists	10 - 20
We review goodwill and non-amortizing intangible assets, which include only newspaper mastheads, for impairment annually as of the first day of the fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. Under ASC Topic 350, the impairment test for goodwill and non-amortizing intangible assets must be based on estimated fair values. Impairment would occur when the carrying amount of the reporting unit is greater than its fair value. Companies with reporting units with zero or negative carrying value are required to disclose the amount of goodwill for those reporting units.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current portion of long-term lease liabilities and operating lease liabilities on the Consolidated Balance Sheets. Finance leases would be included in property, plant and equipment, current portion of long-term debt and long-term debt on the Consolidated Balance Sheets. Amortization of operating lease ROU assets is included in other operating expenses. Amortization of finance leases would be included in depreciation expense.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The ROU asset is adjusted to include lease payments made to date and initial direct costs incurred and to deduct for lease incentives received and impairment recognized. As most of the Company's leases do not provide an implicit rate, We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve for the Company. This yield curve reflects the estimated rate that would have been paid by the Company to borrow on a collateralized basis over a similar term in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonable certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are accounted for together. See Note 6 for additional information related to leases.
Business Combinations
The Company accounts for acquisitions in accordance with the provisions of ASC Topic 805 - Business Combinations, which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and non-controlling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company's Consolidated Financial Statements from the date of acquisition.
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. See Note 2.

Restructuring Costs and Other
Restructuring costs and other primarily relate to severance expenses associated with involuntary terminations, as well as litigation, advisor, and other expenses associated with the unsolicited bid offer in November 2021. These costs are expensed as incurred.
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
Contributions made to multiemployer plans are based on collective-bargaining agreements and are accounted for under guidance related to multiemployer plans, which essentially provides that contributions to such plans are expensed when due. Any withdrawal liability would be recognized at the point withdrawal from the plan becomes probable. See Note 8 for additional information.
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
Valuation methodologies measured at fair value are as follows:
Financial instruments consist of short term deposits valued based on quoted prices in active markets. Such investments are classified as Level 1.
Treasury Inflation-Protected Securities ("TIPS") consist of low yield mutual funds and are valued by quoted inactive market prices. Such investments are classified as Level 2.
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
Segments
Our business consists of approximately 50 strategic business units ("SBU's"). The SBUs generally include print and digital subscription products and the associated advertising and marketing services. Each of our SBUs have comparable types of costs (compensation, newsprint/ink, and other costs) to generate similar sources of advertising and marketing services revenue and subscription revenue, they produce products in similar manner; they have same class of customers and they use the same distribution processes. In other words, each SBU engages in the same business activities.
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
Prior to 2023, we also had 600,000 warrants outstanding to purchase shares of our Common Stock. Warrants were recorded at fair value determined using the Black-Scholes option pricing formula. These warrants expired in 2022. See Notes 5, 10 and 13.
Uninsured Risks
We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not-reported claims. Other risks are insured and carry deductible losses of varying amounts. We have posted cash collateral totaling $7.0 million and $4.6 million at September 24, 2023 and September 25,2022, respectively in support of our insurance programs recorded under Other on the Consolidated Balance Sheets.
Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.
New Accounting Pronouncements not yet Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 - Segment Reporting to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this will have on our Consolidated Financial Statements.
Recently Issued Accounting Standards - Standards Adopted in 2023 and 2022
None
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
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurements that changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The new guidance was adopted on September 28, 2020, and did not have a material impact on our Consolidated Financial Statements.
In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740 Income Taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This new guidance was adopted September 28, 2020, and did not have a material impact on our Consolidated Financial Statements.
In August 2018, FASB issued ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans to amend disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The new standard was adopted on September 28, 2020 using a retrospective approach, and did not have a material impact on our Consolidated Financial Statements.
2.    REVENUE
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as audience subscription revenue. No single customer represented 10% or more of the Company's net revenue in any fiscal period presented.
Advertising and marketing services revenue
Print advertising revenue includes amounts charged to customers for retail, national, or classified advertising space purchased in our newspapers, advertising marketing services and other print advertising products such as preprint inserts and direct mail.
Digital advertising revenue includes amounts for advertisements placed on our digital platforms, amounts charged to customers for digital marketing services which include: audience extension, Search Engine Optimization, Search Engine Marketing, web and mobile production, social media services and reputation monitoring and management.
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
Digital subscription revenue results from the sale of digital-only access to the Company's content delivered via digital products purchased. Digital subscription revenue is recognized over time as performance obligations are met throughout the subscription period.
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
The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	2023	2022	2021

Operating revenue:
Print advertising revenue	125,804	184,963	227,892
Digital advertising revenue	193,173	181,465	141,391
Advertising and marketing services revenue	318,977	366,428	369,283
Print subscription revenue	252,591	313,504	329,484
Digital-only subscription revenue	60,700	40,120	28,229
Subscription Revenue	313,291	353,624	357,713
Print other revenue	39,508	42,962	48,656
Digital other revenue	19,362	17,955	18,997
Other revenue	58,870	60,917	67,653
Total operating revenue	691,138	780,969	794,649
Contract Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $40.8 million as of September 24, 2023, $49.9 million as of September 25, 2022, and $61.4 million as of September 26, 2021. Revenue recognized in 2023, 2022, and 2021 that was included in the contract liability as of September 25, 2022, September 26, 2021, and September 27, 2020 was $47.2 million, $54.7 million, and $56.1 million, respectively.
Accounts receivable, excluding allowance for credit losses and contract assets, was $74.4 million, $74.8 million, and $71.6 million as of September 24, 2023, September 25, 2022 and September 26, 2021, respectively. Allowance for credit losses was $5.3 million and $5.2 million as of September 24, 2023 and September 25, 2022, respectively.
Practical expedients: Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

3.    INVESTMENTS IN ASSOCIATED COMPANIES
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
Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 24 2023	September 25 2022

ASSETS
Current assets	1,901	2,801
Investments and other assets	1,240	1,584
Total assets	3,141	4,385

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Liabilities	3,837	5,005
Members' equity	(696)	(620)
Total liabilities and members' equity (deficit)	3,141	4,385
Summarized results of TNI are as follows:

(Thousands of Dollars)	2023	2022	2021

Operating revenue	31,076	34,153	34,782
Operating expenses	24,446	25,445	25,320
Operating income	6,630	8,708	9,462
Net income	7,142	8,708	9,462

Company's 50% share	3,571	4,354	4,731
Less amortization of intangible assets	—	—	—
Equity in earnings of TNI	3,571	4,354	4,731
TNI makes periodic distributions of its earnings. We received $3.6 million, $3.8 million, and $5.2 million in distributions in 2023, 2022 and 2021, respectively.
At September 24, 2023 and September 25, 2022, the carrying value of the Company's 50% investment in TNI is $15.1 million and $15.3 million, respectively. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12.4 million and other identified intangible assets of $2.3 million, certain of which have been amortized over their estimated useful lives through 2020. See Note 4.
TNI provides editorial services to the Company. Editorial service costs are included in other operating expenses in the Consolidated Statements of Income and Comprehensive Income and totaled $4.4 million, $5.2 million, and $4.5 million in 2023, 2022 and 2021, respectively.

Madison Newspapers, Inc.
We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.
Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 24 2023	September 25 2022

ASSETS
Current assets	8,916	5,837
Investments and other assets	29,267	29,903
Total assets	38,183	35,740

LIABILITIES AND MEMBERS' EQUITY
Current liabilities	6,352	5,922
Other liabilities	6,303	5,696
Stockholders' equity	25,528	24,122
Total liabilities and members' equity	38,183	35,740
Summarized results of MNI are as follows:

(Thousands of Dollars)	2023	2022	2021

Operating revenue	44,109	47,621	46,015
Operating expenses, excluding restructuring costs, depreciation and amortization	30,654	37,922	35,583
Restructuring costs	143	169	107
Depreciation and amortization	539	672	711
Operating income	12,773	8,858	9,614
Net income	5,911	2,605	3,362
Equity in earnings of MNI	2,956	1,303	1,681
MNI makes periodic distributions of its earnings. We received $2.2 million, $1.3 million, and $2.3 million in distributions in 2023, 2022 and 2021, respectively.
We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of Income and Comprehensive Income and totaled $5.4 million, $5.6 million, and $5.6 million in 2023, 2022 and 2021, respectively.
At September 24, 2023 and September 25, 2022, the carrying value of the Company's 50% investment in MNI is $12.8 million and $12.0 million, respectively.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

(Thousands of Dollars)	2023	2022

Goodwill, gross amount	1,618,233	1,618,933
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	329,504	330,204
Disposal	—	(700)
Goodwill, end of year	329,504	329,504
Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 24 2023	September 25 2022

Non-amortized intangible assets:
Mastheads	18,675	26,346
Amortizable intangible assets:
Customer and newspaper subscriber lists	306,766	323,568
Less accumulated amortization	(230,453)	(228,541)
	76,313	95,027
Identified intangible assets	94,988	121,373
As discussed in Note 1, the Company reviews goodwill and non-amortized intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired in accordance with ASC Topic 350.
All of the Company’s goodwill is attributed to the single reporting unit. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired, known as Step 0. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we would calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was in excess of carrying value and as such, there was no impairment in 2023, 2022, and 2021.. In 2022, the Company disposed of a non-core operation with $0.7 million of attributable goodwill.
For mastheads, the calculated fair value includes Level 3 inputs that were determined using the relief from royalty method. The key assumptions used in the fair value estimates under the relief from royalty method are revenue and market growth, royalty rates for newspaper mastheads (the royalty rates utilized range from 0.0% to 1.0%), estimated tax rates, and appropriate risk-adjusted weighted-average cost of capital (for 2023, 2022 and 2021, the weighted-average cost of capital used was 13.00%, 11.00% and 10.50%, respectively). These assumptions reflect Lee's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company's control. A 50-basis point decrease in royalty rates would result in an additional $9.3 million of impairment. Increasing the discount rate by 100 basis points would result in an additional $1.2 million of impairment. In 2023, 2022, and 2021, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. Such charges are recorded in assets loss (gain) on sales, impairments and other in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges. Changes in market conditions and declines in revenue lead to the impairment charges noted above.

A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2023	2022	2021

Non-amortized intangible assets	7,671	14,203	787
Property, equipment and other assets	—	—	190
	7,671	14,203	977
Amortization expense for 2023, 2022, and 2021 was $19.0 million, $22.2 million, and $24.9 million, respectively.
Annual amortization of intangible assets for the years ending September 2024 to September 2028 is estimated to be $18.4 million, $12.8 million, $7.3 million, $7.1 million, and $5.5 million, respectively. The weighted average amortization period for amortizable assets is 11.5 years.
5.    DEBT
On March 16, 2020 concurrent with closing the Transactions, the Company completed a comprehensive refinancing of its debt (the "2020 Refinancing"). The 2020 Refinancing consists of the Credit Agreement and Term Loan. The proceeds of the Term Loan were used, along with cash on hand, to refinance the Company's $431.5 million it incurred in 2014 (the "2014 Refinancing") as well as to fund the acquisition of BH Media Newspaper Business assets and the stock of Buffalo News for $140.0 million in cash. With the closing of this transaction, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the Transactions and refinance all of the Company's outstanding debt at par. The Term Loan matures in March 2045. The Company's debt is collateralized by all Company assets.
As of September 24, 2023, the Company has $455.7 million in aggregate principal debt outstanding under the Term Loan. The debt has a fixed interest rate at September 24, 2023 of 9.0%.
During the twelve months ended September 24, 2023, we made principal debt payments of $6.8 million. Payments were from the sale of non-core assets. Future payments are contingent on the Company's ability to generate future Excess Cash Flow, as defined below.
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
Principal Payments
Voluntary pre-payments under the Credit Agreement are not subject to call premiums and are payable at par, with the exception of the change-of-control provisions discussed below.

Excluding the Excess Cash Flow payments described below, there are no scheduled mandatory principal payments required under the Credit Agreement. The Company is required to make mandatory prepayments of the Term Loan as follows:
•The Company must prepay the Term Loan in an aggregate amount equal to 100% of any Net Cash Proceeds received by the Company or any Subsidiary from a sale, transfer, license, or other disposition of any property of the Company or any subsidiary in excess of $0.5 million in any ninety (90) day period.
•The Company is required to prepay the Term Loan with excess cash flow, defined as cash on the balance sheet at quarter-end in excess of $20.0 million ("Excess Cash Flow"). Excess Cash Flow is used to prepay the Term Loan, at par, and is due within 50-days of quarter-end.
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
Warrants
In connection with the 2nd Lien Term Loan entered into in the 2014 Refinancing, we entered into a Warrant Agreement dated as of March 31, 2014 (the "Warrant Agreement"). Under the Warrant Agreement, certain affiliates or designees of the 2nd Lien Lenders received on March 31, 2014 their pro rata share of warrants to purchase, in cash, an initial aggregate of 600,000 shares of Common Stock, subject to adjustment pursuant to anti-dilution provisions (the "Warrants"). The Warrants represented, when fully exercised, approximately 10.1% of shares of Common Stock outstanding at March 30, 2014 on a fully diluted basis. The exercise price of the Warrants was $41.90 per share. The Warrants expired in March 2022.
The Warrant Agreement contained provisions requiring the Warrants to be measured at fair value and included in warrants and other liabilities in our Consolidated Balance Sheets. We re-measured at the fair value of the liability each reporting period, with changes reported in other, net non-operating income (expense). The initial fair value of the Warrants was $16.9 million. See Note 13.
Liquidity
Pursuant to the terms of the Credit Agreement, our debt does not include a revolver.
Our liquidity, consisting of cash on the balance sheet, totals $14.5 million at September 24, 2023. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 24, 2023.

6.    LEASES
We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 to 40 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options and terminations are at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
In connection with the Transactions, the Company entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business ("BH Lease"). The BH Lease commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8.0 million, payable in equal payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments are subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the Lease. As of September 24, 2023, the Company has earned monthly rent credits of $0.2 million, making current annual rent of $5.2 million. In connection with the BH Lease, the Company recognized $56.2 million and $56.2 million in right-of-use ("ROU") assets and offsetting lease liabilities as of March 16, 2020.
During the period ended September 25, 2022, the Company permanently vacated office and distribution space related to 14 leases. The space was vacated as some of our locations have transitioned to long-term remote working arrangements and space consolidation. The abandonment of lease space is an indicator of impairment and the Company assessed the lease ROU asset and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature and involve uncertainties and matters of significant judgement and are made at a specific point in time. During the period ended September 25, 2022, the Company recorded non-cash impairment losses of $7.8 million for right-of-use assets, which is recorded on the Consolidated Statements of Income (loss) and Comprehensive Income (loss) under the line item assets loss (gain) on sales, impairments and other.
Total lease expense consists of the following:

(Thousands of Dollars)	2023	2022	2021
Operating lease costs	12,688	13,786	14,846
Variable lease costs	1,175	1,201	92
Short-term lease costs	355	217	—
Total Operating Lease Expense	14,218	15,204	14,938
Supplemental cash flow information related to our operating leases is as follows:

(Thousands of Dollars)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	13,403	14,325	14,789
Right-of-use assets obtained in exchange for operating lease liabilities	3,855	990	932

As of September 24, 2023, maturities of lease liabilities were as follows:

(Thousands of Dollars)
2024	12,179
2025	10,960
2026	9,369
2027	7,701
2028	6,324
Thereafter	10,609
Total lease payments	57,142
Less: interest	(12,806)
Present value of lease liabilities	44,336
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

September 24, 2023
Weighted average remaining lease term (years)	5 years, 7 months, 4 days
Weighted Average discount rate	7.88%
7.    DEFINED BENEFIT PENSION PLANS
During 2022, the Company made several changes to its defined benefit plans. At the beginning of 2022, the Company was the sponsor of seven single-employer defined benefit plans, two of which were frozen to new participants and future benefits. As of September 24, 2023, we are the sponsor of one single-employer defined benefit plan, which provide benefits to certain current and former employees of Lee.
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
During September of 2022, as part of a pension de-risking strategy for the Plan, the Company, executed an agreement pursuant to which it transferred to a third-party insurance company (the "Insurer") $85.6 million of the Plan's liabilities in exchange for $81.4 million of Plan assets and recorded a non-cash settlement gain of $4.2 million in Pension and OPEB related benefit (cost) and other, net. Collectively, the transactions are known as the "Annuity Purchase"
During the year ended September 24, 2023, an immaterial defined benefit plan was merged into the Plan. The prior period net periodic pension cost (benefit) and changes in benefit obligations tables have been revised to include amounts from this plan that was previously excluded due to immateriality.

The net periodic cost (benefit) components of our pension plans are as follows:

(Thousands of Dollars)	2023	2022	2021

Service cost for benefits earned during the year	19	488	2,529
Interest cost on projected benefit obligation	10,368	7,999	7,147
Expected return on plan assets	(10,192)	(18,261)	(18,688)
Amortization of net (gain) loss	10	(3,317)	4,018
Amortization of prior service benefit	852	641	(6)
Settlement gain	—	(4,245)	—
Curtailment gain	—	(1,027)	—
Net periodic pension cost (benefit)	1,057	(17,722)	(5,000)
Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2023	2022

Benefit obligation, beginning of year	210,806	386,832
Service cost	19	488
Interest cost	10,368	7,999
Plan amendments	—	6,077
Actuarial (gain) loss	(9,876)	(86,387)
Benefits paid	(12,130)	(21,799)
Liability (gain)/loss due to curtailment	—	(1,027)
Settlements	—	(81,377)
Benefit obligation, end of year	199,187	210,806
Fair value of plan assets, beginning of year:	211,058	400,907
Actual return on plan assets	12,638	(84,636)
Benefits paid	(12,130)	(21,799)
Administrative expenses paid	(1,535)	(2,149)
Settlements	—	(81,377)
Employer contributions	—	112
Fair value of plan assets, end of year	210,031	211,058
Funded status	10,844	252
Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 24 2023	September 25 2022

Net pension assets	10,844	252
Accumulated other comprehensive income (before income taxes)	16,653	5,005

Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 24 2023	September 25 2022

Unrecognized net actuarial gain (loss)	21,246	10,450
Unrecognized prior service cost	(4,593)	(5,445)
	16,653	5,005
We expect to recognize $0.8 million of unrecognized prior service cost in net periodic pension costs in 2024.
Assumptions
Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 24 2023	September 25 2022

Discount rate	5.7	5.3
Interest crediting rate	2.5	2.5
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2023	2022	2021
Discount rate - service cost	5.8	5.4	3.0
Discount rate - interest cost	5.7	5.3	1.9
Expected long-term return on plan assets	5.0	5.0	5.9
For 2023, the expected long-term return on Plan assets is 5.0%. The assumptions related to the expected long-term return on Plan assets are developed through an analysis of historical market returns, current market conditions and composition of Plan assets.
For the year ended September 24, 2023, the most significant driver of the decrease in benefit obligation was the actual return on assets exceeding expected returns and higher actuarial gains experienced by the Plan. The Plan recognized actuarial gains due to increases in bond yields that resulted in increases to the discount rate. For the year ended September 25, 2022, the most significant driver of the decrease in benefit obligation was the higher actuarial gains experienced by all plans and the Annuity Purchase mentioned above. The plans recognized actuarial gains due to significant increases in bond yields that resulted in increases to the discount rates. Discount rate increases were partially offset by actual return on assets falling behind expected returns for the year.
Plan Assets
The primary objective of our investment strategy is to satisfy our pension obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation, reinvestment of dividend and interest income, and safety of invested funds.
Our investment policy outlines the governance structure for decision-making, sets investment objectives and restrictions and establishes criteria for selecting and evaluating investment managers. The use of derivatives is prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.

The weighted-average asset allocation of our pension assets, is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 24 2023	September 24 2023	September 25 2022
Equity securities	25	25	41
Debt securities	65	62	43
Hedge fund investments	10	12	15
Cash and cash equivalents	1	1	1
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
Fair Value Measurements
The fair value hierarchy of pension assets at September 24, 2023 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	1,937	—	—
Domestic equity securities	2,252	30,885	—	—
International equity securities	—	7,565	5,644	—
Emerging equity securities	—	6,263	—	—
Debt securities	—	78,740	52,304	—
Hedge fund investments	24,441	—	—	—
The fair value hierarchy of pension assets at September 25, 2022 was as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	1,562	—	—
Domestic equity securities	2,235	67,661	—	—
International equity securities	—	5,743	4,519	—
Emerging equity securities	—	4,996	—	—
Debt securities	—	25,742	65,364	—
Hedge fund investments	32,515	—	—	—

There were no purchases, sales or transfers of assets classified as Level 3 in 2023 or 2022. Pension assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include three investments:

•
U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $2.3 million and $2.2 million as of September 24, 2023 and September 25, 2022, respectively. We can redeem this fund on a monthly basis.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $11.7 million and $16.7 million as of September 24, 2023 and September 25, 2022, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $12.7 million and $15.9 million as of September 24, 2023 and September 25, 2022, respectively. We can redeem up to 50% of our investment in this fund twice per year.

The activity within Other comprehensive income (loss) for both pension plans and postretirement plans was as follows:

(Thousands of Dollars)	2023	2022	2021
Comprehensive (loss) income, net of taxes:
Change in unrecognized benefit plan gain (loss) arising during the period, net of taxes $240, $279, and $19,148, respectively	(560)	(14,485)	59,663
Amortization of items to periodic pension and other post-employment benefit costs during the period, net of taxes $3,414, $6,389, and $819, respectively	10,750	(11,049)	2,574
Other comprehensive (loss) income recognized in operations, net of taxes	10,190	(25,534)	62,237
Cash Flows
Based on our forecast at September 24, 2023, we expect to make no contributions to our pension trust in 2024.
We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2024	16,262
2025	14,575
2026	14,816
2027	14,944
2028	15,021
2029-2033	74,092
Other Plans
We are the plan sponsor for other funded and unfunded defined benefit pension plans that are not considered material. The net benefit obligation for these plans are $0.6 million and $1.0 million at September 24, 2023 and September 25, 2022, respectively.

Subsequent Event
Subsequent to September 24, 2023, the Company offered a voluntary lump sum payment of future pension benefits to terminated vested participants of the Plan. As of November 30, 2023, 522 participants representing $22.6 million in Plan liabilities have elected to take the voluntary offer.
8.    POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
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
The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2023	2022	2021

Service cost for benefits earned during the year	68	108	207
Interest cost on projected benefit obligation	598	340	429
Expected return on plan assets	(1,182)	(1,053)	(1,007)
Amortization of net actuarial gain	(1,014)	(994)	(685)
Amortization of prior service benefit	(647)	(647)	(647)
Curtailment gains	—	—	(23,830)
Net periodic postretirement benefit	(2,177)	(2,246)	(25,533)
Changes in benefit obligations and plan assets are as follows:

(Thousands of Dollars)	2023	2022

Benefit obligation, beginning of year	12,287	18,538
Service cost	68	108
Interest cost	598	340
Actuarial (gain) loss	(1,049)	(4,729)
Benefits paid, net of premiums received	(652)	(1,958)
Medicare Part D subsidies	—	(12)
Benefit obligation, end of year	11,252	12,287
Fair value of plan assets, beginning of year	23,903	26,802
Actual return on plan assets	2,393	(2,453)
Employer contributions	165	1,525
Benefits paid, net of premiums and Medicare Part D subsidies received	(660)	(2,105)
Plan participant contributions	8	134
Fair value of plan assets at measurement date	25,809	23,903
Funded status	14,557	11,616

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 24 2023	September 25 2022

Non-current assets	21,565	19,066
Postretirement benefit obligations	(7,008)	(7,450)
Accumulated other comprehensive income (before income tax benefit)	19,043	17,327
Amounts recognized in accumulated other comprehensive income (loss) before income tax benefit are as follows:

(Thousands of Dollars)	September 24 2023	September 25 2022

Unrecognized net actuarial gain	16,660	14,298
Unrecognized prior service benefit	2,383	3,029
	19,043	17,327
We expect to recognize $1.2 million and $0.4 million of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2024.
Assumptions
Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

(Percent)	September 24 2023	September 25 2022

Discount rate	5.6	5.3
Expected long-term return on plan assets	5.0	5.0
The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2023	2022	2021

Discount rate - service cost	5.9	5.5	2.5
Discount rate - interest cost	5.5	5.1	1.9
Expected long-term return on plan assets	5.0	5.0	4.0
For 2023, the expected long-term return on plan assets is 5.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Assumed health care cost trend rates are as follows:

(Percent)	September 24 2023	September 25 2022

Health care cost trend rates	3.9	10.6
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2033	2032
Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.
In 2021, we notified certain participants in one of our postemployment medical plans of changes to their plan, including elimination of coverage for certain participants. These changes resulted in a non-cash curtailment gain of $23.8 million in 2021. The curtailment gain is recorded in Curtailment gain in the Consolidated Statements of Income (loss) and Comprehensive Income (loss). These charges also reduced the postemployment benefit obligation by $23.8 million in 2021.
For the year ended September 24, 2023, the most significant driver of the decrease in benefit obligations for the plans was the higher actual return on assets compared to expectations. The plans also recognized actuarial gains due to increases in bond yields that resulted in increases to the discount rates. For the year ended September 25, 2022, the most significant driver of the decrease in benefit obligations for the plans was the higher actuarial gains experienced by all plans. The plans recognized actuarial gains due to significant increases in bond yields that resulted in increases to the discount rates. Discount rate increases were partially offset by actual return on assets falling behind expected returns for the year.
Plan Assets
Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at September 24, 2023 and September 25, 2022 is $0.4 million and $0.6 million, respectively, which are included within the tables below.
The primary objective of our investment strategy is to satisfy our postretirement obligations at a reasonable cost. Assets are actively invested to balance real growth of capital through appreciation and reinvestment of dividend and interest income and safety of invested funds.
Our investment policy outlines the governance structure for decision-making, sets investment objectives and restrictions and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An investment committee, consisting of certain of our executives and supported by independent consultants, is responsible for monitoring compliance with the investment policy. Assets are periodically redistributed to maintain the appropriate policy allocation.
The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation	Actual Allocation
Asset Class	September 24 2023	September 24 2023	September 25 2022

Equity securities	20	20	17
Debt securities	70	68	71
Hedge fund investment	10	12	12
Cash and cash equivalents	—	—	—

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.
Fair Value Measurements
The fair value hierarchy of postretirement assets at September 24, 2023 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	93	—	—
Domestic equity securities	870	2,303	—	—
Emerging equity securities	—	535	—	—
International equity securities	—	814	600	—
Debt securities	—	17,615	—	—
Hedge fund investment	2,979	—	—	—
The fair value hierarchy of postretirement assets at September 25, 2022 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	26	—	—
Domestic equity securities	791	1,910	—	—
Emerging equity securities	—	456	—	—
International equity securities	—	573	480	—
Debt securities	—	17,248	—	—
Hedge fund investment	2,782	—	—	—
There were no purchases, sales or transfers of assets classified as Level 3 in 2023 or 2022. Postretirement assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include two investments:

•
U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $0.9 million and $0.8 million as of September 24, 2023 and September 25, 2022, respectively. We can redeem this fund on a monthly basis.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $3.0 million and $2.8 million as of September 24, 2023 and September 25, 2022, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

Cash Flows
Based on our forecast at September 24, 2023, we do not expect to contribute to our postretirement plans in 2024.
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

We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2024	906	—	906
2025	906	—	906
2026	916	—	916
2027	933	—	933
2028	912	—	912
2029-2033	4,395	—	4,395
Postemployment Plan
Our postemployment benefit obligation, which represents certain disability benefits, was $1.6 million at September 24, 2023 and $1.8 million at September 25, 2022.
9.    OTHER RETIREMENT PLANS
Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.
The defined contribution retirement plan costs were $3.5 million in 2023, $3.6 million in 2022 and $3.4 million in 2021.
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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2023	2022	Status	2023	2022	2021	Surcharge Imposed	EIN	Expiration Dates of CBAs

GCIU- Employer Retirement Fund	Critical	Critical	Implemented	—	—	10	No	91-6024903	N/A (1)

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust	Green	Endangered	N/A	—	—	15	N/A	51-0138317	N/A (1)

CWA/ITU negotiated Pension Plan	Critical	Critical	Implemented	—	—	81	No	13-6212879	N/A (1)

IAM National Pension Fund	Green	Green	N/A	45	57	67	N/A	51-6031295	N/A (1)

Operating Engineers Central Pension Fund of the International Union of Operating Engineers and Participating Employers	Green	Green	N/A	32	50	49	N/A	36-6052390	12/31/2023
(1)The Company has withdrawn from the multiemployer plan
The Company has effectuated withdrawals from all but one multiemployer plan. We record estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of September 24, 2023 and September 25, 2022, we had $25.1 million and $25.0 million of accrued withdrawal liabilities. The liabilities reflect the estimated net present value of payments to the fund, payable over 20 years.
Several multiemployer plans have CBAs that expire in the next twelve months. It is reasonably possible that if the Company is unable to renegotiate these agreements employees could go on strike which could disrupt the normal operations of the Company. Of our employees in CBAs, approximately 55% have CBAs that expire in the next 12 months.

10.    COMMON STOCK
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
The Warrant Agreement contained a cash settlement provision in the event of a change of control prior to March 31, 2018, as well as other provisions requiring the Warrants to be measured at fair value and classified as warrants and other liabilities in our Consolidated Balance Sheets. We re-measured the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16.9 million. The Warrants expired in March 2022.
In connection with the issuance of the Warrants, we entered into the Registration Rights Agreement. The Registration Rights Agreement requires, among other matters, that we use our commercially reasonable efforts to file and maintain the effectiveness for certain specified periods of a shelf registration statement covering the shares of Common Stock upon exercise of the Warrants.
11.    STOCK OWNERSHIP PLANS
Total non-cash stock compensation expense is $1.8 million, $1.3 million and $0.9 million, in 2023, 2022 and 2021, respectively.
At September 24, 2023, we have reserved 196,359 shares of Common Stock for issuance to employees under an incentive and non-statutory stock option and restricted stock plan approved by stockholders, of which 196,359 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.
Stock Options
Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.
A summary of stock option activity is as follows:

(Thousands of Shares)	2023	2022	2021

Outstanding, beginning of year	—	36	41
Exercised	—	(9)	(2)
Canceled	—	(27)	(3)
Outstanding, end of year	—	—	36
Exercisable, end of year	—	—	36
Weighted average prices of stock options are as follows:

(Dollars)	2023	2022	2021

Exercised	—	11.30	11.30
Cancelled	—	11.30	11.30
Outstanding, end of year	—	11.40	11.40

Restricted Common Stock
A summary of restricted Common Stock activity is as follows:

(Thousands of Shares)	2023	2022	2021

Outstanding, beginning of year	165	154	155
Granted	69	78	46
Vested	(62)	(66)	(45)
Forfeited	(10)	(1)	(2)
Outstanding, end of year	162	165	154
Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2023	2022	2021

Outstanding, beginning of year	21.21	16.70	21.50
Granted	17.87	30.01	11.20
Vested	17.27	20.93	27.30
Forfeited	24.04	23.60	16.10
Outstanding, end of year	21.14	21.21	16.70
Total unrecognized compensation expense for unvested restricted Common Stock at September 24, 2023 is $1.7 million, which will be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plans
We have 27,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 870 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2023, 2022, or 2021.
12.    INCOME TAXES
Income tax expense (benefit) consists of the following:

(Thousands of Dollars)	2023	2022	2021

Current:
Federal	4,528	4,932	(2,431)
State	(336)	142	3,642
Deferred	(4,541)	(4,376)	6,044
	(349)	698	7,255

Income tax (benefit) expense related to operations differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows:

(Percent of (Loss) Income Before Income Taxes)	2023	2022	2021

Computed “expected” income tax expense	21.0	21.0	21.0
State income tax benefit, net of federal tax benefit	(5.4)	(8.9)	5.6
Net income of associated companies	31.2	(77.2)	(1.8)
Resolution of tax matters	69.7	(32.2)	3.2
Remeasurement due to state rate changes	(84.0)	(11.2)	0.1
Non-deductible expenses	(28.5)	124.0	0.9
Provision to return adjustment	(0.5)	70.2	—
Valuation allowance	16.0	11.9	(6.0)
Wage credit, net addback	—	(7.5)	—
Warrant valuation	—	(1.9)	(0.4)
Interest and penalties	(9.0)	—	—
Other	0.8	—	—
	11.3	88.2	22.6
Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 24 2023	September 25 2022

Deferred income tax liabilities:
Property and equipment	(8,461)	(11,712)
Identified intangible assets	(18,705)	(21,649)
ASC 842 - Leases DTL	(9,890)	(11,308)
Other	(615)	—
Investments	(31,296)	(26,489)
	(68,967)	(71,158)
Deferred income tax assets:
Allowance for credit losses	1,655	802
Pension and postretirement benefits	1,102	3,445
Long-term debt	159	161
Interest deduction limitation	9,828	4,809
Operating loss carryforwards	25,749	26,224
ASC 842 - Leases DTA	11,037	13,112
Accrued compensation	2,341	1,914
Accrued expenses	1,510	1,663
Other	—	2,964
	53,381	55,094
Valuation allowance	(25,765)	(26,655)
Net deferred income tax liabilities	(41,351)	(42,719)
All deferred taxes are categorized as non-current.

A reconciliation of 2023 and 2022 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2023	2022

Balance, beginning of year	18,242	18,279
Changes in tax positions for prior years	(687)	(307)
Increases (decrease) in tax positions for the current year	(347)	1,887
Lapse in statute of limitations	(2,294)	(1,617)
Balance, end of year	14,914	18,242
Approximately $10.7 million and $11.9 million of the gross unrecognized tax benefit balances for 2023 and 2022, respectively, relate to state net operating losses which are netted against deferred taxes on our Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.5 million at September 24, 2023. The Company does not expect that unrecognized tax benefits will fluctuate significantly in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $1.2 million at September 24, 2023 and $1.5 million at September 25, 2022. There were no amounts provided for penalties at September 24, 2023 or September 25, 2022.
At September 24, 2023 and September 25, 2022, we had a deferred tax asset of $9.8 million and $4.8 million, respectively, related to disallowed interest expense.
The Company is current undergoing a New York Franchise Tax audit that includes fiscal year periods 2019 through 2021. Certain of the Company's state income tax returns for the year ended September 25, 2016 are open for examination. The Federal and remaining state returns are open beginning with the September 24, 2017 year.
At September 24, 2023, we have state tax benefits of approximately $43.3 million in net operating loss ("NOL") carryforwards that expire between 2022 and 2040. These NOL carryforwards result in a deferred income tax asset of $34.2 million at September 24, 2023, a portion of which is offset by a valuation allowance.
13.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.
The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. Certain other investments totaling $3.9 million, including our 16.7% ownership of the non-voting common stock and 0.7% of the voting common stock of TCT, which represents 8.7% of total TCT stock, and a private equity investment, are carried at cost. Certain other investments totaling $1.7 million, which include securities held in trust under a deferred compensation arrangement, are carried at fair value with gains and losses reported in earnings. These represent Level 2 fair value measurements.
At September 24, 2023, we had no floating rate debt. Our fixed rate debt consists of $455.7 million principal amount of the Term Note. At September 24, 2023 the fair value is $392.2 million. This represents a Level 2 fair value measurement.
As discussed more fully in Notes 5 and 10, we recorded a liability for the Warrants issued in connection with the Warrant Agreement. The liability was initially measured at its fair value and we re-measure the liability to fair value each reporting period, with changes reported in other non-operating income (expense). The initial fair value of the Warrants was $16.9 million. The fair value of the Warrants at September 24, 2023, September 25, 2022, and September 26, 2021 was zero, $0.1 million and $0.3 million, respectively. In other, net non-operating income (expense) in the Consolidated Statements of Income (loss) and Comprehensive Income (Loss), we recognized income of $0 in 2023, $0.1 million in 2022, and $0.3 million in 2021, for adjustments in the fair value of the Warrants. The Warrants expired in March 2022.

The following assumptions were used to estimate the fair value of the Warrants:

	2023	2022	2021

Volatility (Percent)	—	—	43
Risk-free interest rate (Percent)	—	—	0.05
Expected term (Years)	—	—	0.5
Estimated fair value (Dollars)	—	—	0.12
14.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2023	2022	2021

(Loss) income attributable to Lee Enterprises, Incorporated:	(5,267)	(2,017)	22,745

Weighted average Common Stock	6,037	5,946	5,873
Less non-vested restricted Common Stock	(170)	(167)	(156)
Basic average Common Stock	5,867	5,779	5,717
Dilutive stock options and restricted Common Stock	—	—	109
Diluted average Common Stock	5,867	5,779	5,826
Earnings per common share:
Basic:	(0.90)	(0.35)	3.98
Diluted	(0.90)	(0.35)	3.90
For 2021 we had 600,000 weighted average shares not considered in the computation of diluted earnings per share because the exercise prices of the related stock options and Warrants were in excess of the fair market value of our Common Stock. For 2023 and 2022 we had 48,955 and 74,304 weighted average shares, respectively, not considered in the computation of diluted earnings per share because the Company recorded net losses.
15.    ALLOWANCE FOR CREDIT LOSSES
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	2023	2022	2021

Balance, beginning of year	5,237	6,574	13,431
Additions charged to expense	6,942	5,190	1,505
Deductions from reserves	(6,919)	(6,527)	(8,362)
Balance, end of year	5,260	5,237	6,574

16.    OTHER INFORMATION
Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 24 2023	September 25 2022

Compensation	9,114	20,815
Retirement plans	327	549
Other	20,007	23,376
	29,448	44,740
Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2023	2022	2021

Interest	41,471	41,770	45,214
Income tax payments, net	3,722	5,311	7,604
Accumulated other comprehensive income (loss), net of deferred income taxes at September 24, 2023, and September 25, 2022, is related to pension and postretirement benefits.
17.    COMMITMENTS AND CONTINGENT LIABILITIES
Capital Expenditures
At September 24, 2023, we had construction and equipment purchase commitments totaling approximately $3.7 million.
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

Stockholders and Board of Directors
Lee Enterprises, Incorporated
Davenport, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated (the “Company”) as of September 24, 2023 and September 25, 2022, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal years ended September 24, 2023 and September 25, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 24, 2023, and September 25, 2022, and the results of its operations and its cash flows for the fiscal years ended September 24, 2023, and September 25, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 24, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 8, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of indefinite-lived mastheads

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s non-amortized intangible assets in mastheads are $18.7 million as of September 24, 2023. The Company reviews the indefinite-lived mastheads for impairment on an annual basis or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test consists of comparing the fair value of each masthead with its carrying amount. The Company determines fair value using the relief from royalty method, which utilizes a discounted cash flow model to determine the fair value of each masthead. The significant assumptions used in the determination of the fair value of indefinite-lived mastheads are the discount rate (weighted-average cost of capital) and royalty rates. During the year ended September 24, 2023, the Company recognized impairments of $7.7 million on these indefinite-lived mastheads.

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

The following are the primary procedures we performed to address this critical audit matter:

•Utilizing personnel with specialized skills and knowledge in valuation, who assisted in:

•Evaluating the discount rate by developing an independent expectation range using independently obtained market data of guideline public companies and compared to the rate used by the Company; and

•Evaluating the royalty rates by (i) evaluating management’s profit-split analysis and (ii) comparing them to a range based on publicly available royalty rates.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2021.

Chicago, Illinois
December 8, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lee Enterprises, Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity (deficit), and cash flows of Lee Enterprises, Incorporated and subsidiaries (the Company) for the 52-week period ended September 26, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the 52-week period ended September 26, 2021, in conformity with U.S. generally accepted accounting principles.

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

10.16.2+*	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers (Exhibit 10.31.3 to Form 10-K for the Fiscal Year Ended September 30, 2018)

Number	Description
10.17+*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.32 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.18+*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Effective February 22, 2017) (Appendix B to Schedule 14A Definitive Proxy Statement for 2017)

19	Lee Enterprises, Incorporated Insider Trading Policy effective as of September 21, 2023

21	Subsidiaries and associated companies

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Lee Enterprises, Incorporated Recovery of Erroneously Awarded Executive Compensation Policy effective as of September 21, 2023

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2023.
LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 8th day of December 2023.

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