Form 10-Q
period 2023-12-24
LEE ENTERPRISES, Inc
filed 2024-02-02
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of January 31, 2024, 6,143,119 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2024”, “2023" and the like refer to the fiscal years ended the last Sunday in September.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking that is based largely on our current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties, which in some instances are beyond our control, are:
•The long-term or permanent changes the COVID-19 pandemic may have on the publishing industry; which may result in permanent revenue reductions and other risks and uncertainties;
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	December 24, 2023	September 24, 2023

ASSETS

Current assets:
Cash and cash equivalents	15,365	14,548
Accounts receivable and contract assets, net	68,103	69,104
Inventories	7,637	7,504
Prepaid and other current assets	14,761	15,373
Total current assets	105,866	106,529
Investments:
Associated companies	27,741	27,819
Other	5,569	5,572
Total investments	33,310	33,391
Property and equipment:
Land and improvements	11,995	12,366
Buildings and improvements	82,989	83,140
Equipment	211,356	213,714
Construction in process	1,368	2,453
	307,708	311,673
Less accumulated depreciation	248,530	250,439
Property and equipment, net	59,178	61,234
Operating lease right-of-use assets	38,417	40,822
Goodwill	328,243	329,504
Other intangible assets, net	90,384	94,988
Pension plan assets, net	11,095	10,843
Medical plan assets, net	21,821	21,565
Other	14,195	12,741
Total assets	702,509	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	December 24, 2023	September 24, 2023

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,602	7,755
Accounts payable	38,537	36,290
Compensation and other accrued liabilities	26,960	29,448
Unearned revenue	39,550	40,843
Total current liabilities	112,649	114,336
Long-term debt, net of current maturities	454,161	455,741
Operating lease liabilities	34,160	36,580
Pension obligations	561	586
Postretirement and postemployment benefit obligations	7,427	8,618
Deferred income taxes	40,735	41,351
Income taxes payable	5,980	5,809
Withdrawal liabilities and other	24,646	24,890
Total liabilities	680,319	687,911
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	61	61
December 24, 2023; 6,143 shares; $0.01 par value
September 24, 2023; 6,063 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	260,950	260,832
Accumulated deficit	(265,808)	(266,496)
Accumulated other comprehensive income	24,529	26,843
Total stockholders' equity	19,732	21,240
Non-controlling interests	2,458	2,466
Total equity	22,190	23,706
Total liabilities and equity	702,509	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
(Thousands of Dollars, Except Per Common Share Data)	December 24, 2023	December 25, 2022

Operating revenue:
Advertising and marketing services	70,887	89,585
Subscription	71,339	79,699
Other	13,452	15,847
Total operating revenue	155,678	185,131
Operating expenses:
Compensation	59,676	75,446
Newsprint and ink	4,843	7,432
Other operating expenses	74,776	86,774
Depreciation and amortization	7,295	7,886
Assets gain on sales, impairments and other, net	(1,469)	(2,563)
Restructuring costs and other	4,265	646
Total operating expenses	149,386	175,621
Equity in earnings of associated companies	1,541	1,668
Operating income	7,833	11,178
Non-operating (expense) income:
Interest expense	(10,131)	(10,408)
Pension and OPEB related benefit and other, net	186	1,494
Curtailment/Settlement gains	3,593	—
Total non-operating expense, net	(6,352)	(8,914)
Income before income taxes	1,481	2,264
Income tax expense	248	440
Net income	1,233	1,824
Net income attributable to non-controlling interests	(545)	(725)
Income attributable to Lee Enterprises, Incorporated	688	1,099
Other comprehensive loss, net of income taxes	(2,314)	(140)
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(1,626)	959
Earnings per common share:
Basic:	0.12	0.19
Diluted:	0.12	0.19
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 25, 2023	(266,496)	61	260,832	26,843	21,240
Shares redeemed	—	—	(96)	—	(96)
Income attributable to Lee Enterprises, Incorporated	688	—	—	—	688
Stock compensation	—	—	214	—	214
Other comprehensive loss	—	—	—	(2,286)	(2,286)
Deferred income taxes, net	—	—	—	(28)	(28)
December 24, 2023	(265,808)	61	260,950	24,529	19,732

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 26, 2022	(261,229)	60	259,521	16,653	15,005
Shares redeemed	—	—	(383)	—	(383)
Income attributable to Lee Enterprises, Incorporated	1,099	—	—	—	1,099
Stock compensation	—	—	349	—	349
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
December 25, 2022	(260,130)	60	259,487	16,513	15,930
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Cash (required for) provided by operating activities:
Net income	1,233	1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,295	7,886
Bad debt expense	3,724	1,936
Curtailment/Settlement gain	(3,593)	—
Stock compensation expense	214	349
Assets gain on sales, impairments and other, net	(1,469)	(2,563)
Earnings net of distributions deemed returns on investment of TNI and MNI	(59)	(522)
Gain on sale of investment	—	(1,408)
Deferred income taxes	(645)	(216)
Return of letters of credit collateral	—	778
Other, net	(550)	(459)
Changes in operating assets and liabilities:
Increase in receivables and contract assets	(3,040)	(8,034)
(Increase) decrease in inventories and other	(66)	153
Increase (decrease) in accounts payable and other accrued liabilities	64	(1,738)
Decrease in pension and other postretirement and postemployment benefit obligations	(418)	(192)
Change in income taxes payable	(2,105)	570
Other	(505)	(578)
Net cash provided by (required for) operating activities	80	(2,214)
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,030)	(1,187)
Proceeds from sales of assets	3,145	4,052
Other, net	(20)	1,678
Net cash provided by investing activities	2,095	4,543
Cash required for financing activities:
Principal payments on long-term debt	(1,580)	—
Common stock transactions, net	221	(168)
Net cash required for financing activities	(1,359)	(168)
Net increase in cash and cash equivalents	816	2,161
Cash and cash equivalents:
Beginning of period	14,548	16,185
End of period	15,364	18,346
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of December 24, 2023, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2023 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2024 ends on September 24, 2024, and fiscal year 2023 ended September 24, 2023. Fiscal year 2024 includes 53 weeks of operations and 2023 included 52 weeks of operations. Because of seasonal and other factors, the results of operations for the three months ended December 24, 2023, are not necessarily indicative of the results to be expected for the full year.
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
In 2024, certain prior period amounts within the consolidated financial statements have been adjusted to conform with current period presentation. These matters did not change operating revenues, net income (loss), accumulated deficit, and earnings per share in all periods presented.
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Operating revenue:
Print advertising revenue	24,435	41,836
Digital advertising revenue	46,452	47,749
Advertising and marketing services revenue	70,887	89,585
Print subscription revenue	51,872	67,370
Digital subscription revenue	19,467	12,329
Subscription revenue	71,339	79,699
Print other revenue	8,492	11,120
Digital other revenue	4,960	4,727
Other revenue	13,452	15,847
Total operating revenue	155,678	185,131
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
Contract Assets and Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the three months ended December 24, 2023, that was included in the contract liability as of September 24, 2023, was $27.2 million.
Accounts receivable, excluding allowance for credit losses was $74.3 million and $74.4 million as of December 24, 2023, and September 24, 2023, respectively. Allowance for credit losses was $6.2 million and $5.3 million as of December 24, 2023, and September 24, 2023, respectively.
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Operating revenue	6,991	8,814
Operating expenses	4,681	6,285
Operating income	2,310	2,529
Company's 50% share of operating income	1,155	1,265
Equity in earnings of TNI	1,155	1,265
TNI makes periodic distributions of its earnings and for the three months ended December 24, 2023, and December 25, 2022, we received $1.2 million and $0.9 million in distributions, respectively.
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

Summarized results of MNI are as follows:

	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Operating revenue	10,602	11,904
Operating expenses, excluding restructuring costs, depreciation and amortization	7,810	9,346
Restructuring costs	61	26
Depreciation and amortization	120	137
Operating income	2,611	2,395
Net income	772	807
Equity in earnings of MNI	386	404
MNI makes periodic distributions of its earnings and in the three months ended December 24, 2023 and December 25, 2022, we received $0.4 million and $0.3 million in distributions, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	December 24, 2023	September 24, 2023

Goodwill, beginning of period	329,504	329,504
Allocated to sold operations	(1,261)	—
Goodwill, end of period	328,243	329,504
Non-amortized intangible assets:
Mastheads	18,675	18,675
Amortizable intangible assets:
Customer and newspaper subscriber lists	305,100	306,766
Less accumulated amortization	(233,391)	(230,453)
	71,709	76,313
Total intangibles, net	418,627	424,492
The weighted average amortization period for amortizable assets is 11.2 years.
During the three months ended December 24, 2023 the Company sold non-core operations. Goodwill was allocated on a pro-rata basis to these operations, which totaled $1.3 million.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $454.2 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On December 24, 2023, the fair value is $382.2 million. This represents a level 2 fair value measurement.
During the three months ended December 24, 2023, we made $1.6 million principal debt payments as a result of non-core asset sales. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of December 24, 2023, there was no excess cash flow payment due.

6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have one defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through December 24, 2023, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
During the three months ended December 24, 2023, the Company offered a voluntary lump sum payment of future benefits to terminated vested participants in the defined benefit pension plan. The offer was accepted by 522 participants, representing a $22.6 million settlement of related pension plan liability. The Company recognized a non-cash settlement gain of $2.4 million, which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Pension plan assets and liabilities were reduced by $22.6 million.
During the three months ended December 24, 2023, the Company completed the outsourcing of certain printing operations, which ceased postretirement medical benefits for a group of employees. The Company recognized a non-cash curtailment gain of $1.2 million, which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Service cost for benefits earned during the period	1	5
Interest cost on projected benefit obligation	2,515	2,592
Expected return on plan assets	(2,453)	(2,548)
Amortization of net (gain) loss	(2)	2
Amortization of prior service benefit	212	213
Settlement gain	(2,409)	—
Net periodic pension (benefit) cost	(2,136)	264

POSTRETIREMENT MEDICAL PLANS	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Service cost for benefits earned during the period	13	17
Interest cost on projected benefit obligation	149	149
Expected return on plan assets	(320)	(295)
Amortization of net gain	(308)	(254)
Amortization of prior service benefit	(94)	(162)
Curtailment gain	(1,184)	—
Net periodic postretirement benefit	(1,744)	(545)
In the three months ended December 24, 2023 and December 25, 2022, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2024.
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of December 24, 2023 and September 24, 2023, we had $24.8 million and $25.1 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax expense of $0.2 million related to income before taxes of $1.5 million for the three months ended December 24, 2023. We recorded an income tax expense of $0.4 million related to income before taxes of $2.3 million for the three months ended December 25, 2022. The effective income tax rate for the three months ended December 24, 2023, was 16.7%. The effective income tax rate for the three months ended December 25, 2022, was 19.4%.
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
8    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 24, 2023	December 25, 2022

Income attributable to Lee Enterprises, Incorporated:	688	1,099
Weighted average common shares	6,080	5,996
Less weighted average restricted Common Stock	(170)	(171)
Basic average common shares	5,910	5,825
Dilutive restricted Common Stock	26	71
Diluted average common shares	5,936	5,896
Earnings per common share:
Basic	0.12	0.19
Diluted	0.12	0.19
For the three months ended December 24, 2023 and December 25, 2022, 128,019 and 74,304 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended December 24, 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2023 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 73 mid-sized local communities in 26 states with a rapidly growing digital subscription platform including 735,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 30,000 local advertisers.
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
•Diversify and expand offerings for advertisers through our vast array of rapidly growing digital products, our large digitally adapt sales force, and Amplified, our full-service digital agency.

RESULTS OF OPERATIONS
Three Months Ended December 24, 2023
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	December 24, 2023	December 25, 2022	Percent Change

Operating revenue:
Print advertising revenue	24,435	41,836	(41.6)%
Digital advertising revenue	46,452	47,749	(2.7)%
Advertising and marketing services revenue	70,887	89,585	(20.9)%
Print subscription revenue	51,872	67,370	(23.0)%
Digital subscription revenue	19,467	12,329	57.9%
Subscription revenue	71,339	79,699	(10.5)%
Print other revenue	8,492	11,120	(23.6)%
Digital other revenue	4,960	4,727	4.9%
Other revenue	13,452	15,847	(15.1)%
Total operating revenue	155,678	185,131	(15.9)%
Operating expenses:
Compensation	59,676	75,446	(20.9)%
Newsprint and ink	4,843	7,432	(34.8)%
Other operating expenses	74,776	86,774	(13.8)%
Depreciation and amortization	7,295	7,886	(7.5)%
Assets gain on sales, impairments and other	(1,469)	(2,563)	(42.7)%
Restructuring costs and other	4,265	646	NM
Total operating expenses	149,386	175,621	(14.9)%
Equity in earnings of associated companies	1,541	1,668	(7.6)%
Operating income	7,833	11,178	(29.9)%
Non-operating income (expense):
Interest expense	(10,131)	(10,408)	(2.7)%
Pension and OPEB related benefit (cost) and other, net	186	1,494	(87.6)%
Curtailment/Settlement gains	3,593	—	NM
Total non-operating expense, net	(6,352)	(8,914)	(28.7)%
Income before income taxes	1,481	2,264	(34.6)%
Income tax expense	248	440	(43.6)%
Net Income	1,233	1,824	(32.4)%

Earnings (loss) per common share:
Basic	0.12	0.19	(91.4)%
Diluted	0.12	0.19	(91.2)%
References to the “2024 Quarter” refer to the three months ended December 24, 2023. Similarly, references to the “2023 Quarter” refer to the three months ended December 25, 2022.
Operating Revenue
Total operating revenue was $155.7 million in the 2024 Quarter, down $29.5 million, or 15.9%, compared to the prior year.

Advertising and marketing services revenue totaled $70.9 million in the 2024 Quarter, down 20.9% compared to the 2023 Quarter. Print advertising revenues were $24.4 million in the 2024 Quarter, down 41.6% compared to the 2023 Quarter due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not met profitability standards. Digital advertising and marketing services totaled $46.5 million in the 2024 Quarter, down 2.7% compared to the 2023 Quarter. Digital advertising and marketing services represented 65.5% of the 2024 Quarter total advertising and marketing services revenue, compared to 53.3% in the same period last year.
Subscription revenue totaled $71.3 million in the 2024 Quarter, down 10.5% compared to the 2023 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 30.4% since the 2023 Quarter and now total 735,000, and revenue from digital-only subscribers totaled $19.5 million, up 57.9% compared to the 2023 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $2.4 million, or 15.1%, in the 2024 Quarter compared to the 2023 Quarter. Digital services revenue totaled $5.0 million in the 2024 Quarter, a 4.9% increase compared to the 2023 Quarter. Commercial printing revenue totaled $4.5 million in the 2024 Quarter, a 16.7% decrease compared to the 2023 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $70.9 million in the 2024 Quarter, an increase of 9.4% over the 2023 Quarter, and represented 45.5% of our total operating revenue in the 2024 Quarter.
Equity in earnings of TNI and MNI decreased 0.1 in the 2024 Quarter.
Operating Expenses
Total operating expenses were $149.4 million in the 2024 Quarter, a 14.9% decrease compared to the 2023 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 17.9% in the 2024 Quarter.
Compensation expense decreased $15.8 million in the 2024 Quarter, or 20.9%, compared to the 2023 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $2.6 in the 2024 Quarter, or 34.8%, compared to the 2023 Quarter. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $12.0 in the 2024 Quarter, or 13.8%, compared to the 2023 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially increases in investments to fund our digital growth strategy partially offset by
Restructuring costs and other totaled $4.3 million and $0.6 million in the 2024 Quarter and 2023 Quarter, respectively. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses. Restructuring costs in the 2024 and 2023 Quarter's are predominately severance related to our ongoing business transformation.
Depreciation and amortization expense decreased $0.6 million, or 7.5%, in the 2024 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets gain on sales, impairments and other, was a net gain of $1.5 million in the 2024 Quarter compared to a net gain of $2.6 million in the 2023 Quarter. Assets gain on sales, impairments and other in the 2024 Quarter and in the 2023 Quarter were the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in an operating income of $7.8 million in the 2024 Quarter compared to operating income of $11.2 million in the 2023 Quarter.
Non-operating Income and Expense
Interest expense decreased $0.3 million, or 2.7%, to $10.1 million in the 2024 Quarter, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2024 Quarter and 2023 Quarter.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $3.9 million periodic pension and other postretirement benefits in the 2024 Quarter compared to $0.3 million in the 2023 Quarter. The increase was a result of recognized a non-cash curtailment gain of $1.2 million in the 2023 Quarter as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, during the Quarter, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants representing $22.6 million in plan liabilities. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of Income and Comprehensive Income. Both assets and liabilities of the plan were reduced by $22.6 million.
Income Tax Expense
We recorded an income tax expense of $0.2 million, or 16.7% of pretax income in the 2024 Quarter. In the 2023 Quarter, we recognized an income tax expense of $0.4 million, or 19.4% of pretax income.
Net Income and Earnings Per Share
Net income was $1.2 million and diluted earnings per share were $0.12 for the 2024 Quarter compared to net income of $1.8 million and diluted earnings per share of $0.19 for the 2023 Quarter. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Net income	1,233	1,824
Adjusted to exclude
Income tax expense	248	440
Non-operating expenses, net	6,352	8,914
Equity in earnings of TNI and MNI	(1,541)	(1,668)
Depreciation and amortization	7,295	7,886
Restructuring costs and other	4,265	646
Assets gain on sales, impairments and other, net	(1,469)	(2,563)
Stock compensation	214	349
Add:
Ownership share of TNI and MNI EBITDA (50%)	2,052	1,791
Adjusted EBITDA	18,649	17,619
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 24, 2023	December 25, 2022

Operating expenses	149,386	175,621
Adjustments
Depreciation and amortization	7,295	7,886
Assets gain on sales, impairments and other, net	(1,469)	(2,563)
Restructuring costs and other	4,265	646
Cash Costs	139,295	169,652

LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash provided by operating activities totaled $0.1 million in 2024 compared to cash required for operating activities of $2.2 million in 2023, an increase of $2.3 million. The increase was driven by an increase in working capital of $3.7 million, primarily related to favorable change in accounts receivable and accounts payable, partially offset by a decrease in operating results of $1.5 million (defined as net income (loss) adjusted for non-working capital items).
Investing Activities
Cash provided by investing activities totaled $2.1 million in the 2024 Period compared to cash provided by investing activities of $4.5 million in the 2023 Period. 2024 and 2023 included $3.1 million and $4.1 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $10.0 million in 2024, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $1.4 million in the 2024 Period compared to $0.2 million in the 2023 Period. Debt reduction accounted for nearly all the usage of funds in 2024.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $15.4 million on December 24, 2023. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
CHANGES IN LAWS AND REGULATIONS
Wage Laws
The United States and various state and local governments are considering increasing their respective minimum wage rates. Most of our employees are paid more than the current United States or state minimum wage rates. However, until changes to such rates are enacted, the impact of the changes cannot be determined.
Item 3.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 24, 2023, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation the Company has concluded that, because the material weakness in the Company's internal control that existed as of September 24, 2023 and have not been remediated by the end of the period covered by this report, our disclosure controls and procedures were not effective.
The material weakness identified by the Company is described below:
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
Item 1A    Risk Factors
Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2023 Form 10-K.
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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	February 2, 2024
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)