Form 10-Q
period 2024-03-24
LEE ENTERPRISES, Inc
filed 2024-05-03
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 24, 2024
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

As of April 30, 2024, 6,143,119 shares of Common Stock of the Registrant were outstanding.

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
Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Statements regarding our plans, strategies, prospects and expectations regarding our business and industry and our responses thereto may have on our future operations, are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date the statement is made. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We do not undertake to publicly update or revise our forward-looking statements, except as required by law.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	March 24, 2024	September 24, 2023

ASSETS

Current assets:
Cash and cash equivalents	16,107	14,548
Accounts receivable, net	59,186	69,104
Inventories	6,699	7,504
Prepaid and other current assets	20,045	15,373
Total current assets	102,037	106,529
Investments:
Associated companies	27,826	27,819
Other	5,555	5,572
Total investments	33,381	33,391
Property and equipment:
Land and improvements	12,324	12,366
Buildings and improvements	82,805	83,140
Equipment	206,055	213,714
Construction in process	2,615	2,453
	303,799	311,673
Less accumulated depreciation	245,396	250,439
Property and equipment, net	58,403	61,234
Operating lease right-of-use assets	37,087	40,822
Goodwill	328,243	329,504
Other intangible assets, net	78,187	94,988
Pension plan assets, net	11,151	10,843
Medical plan assets, net	22,333	21,565
Other	13,985	12,741
Total assets	684,807	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	March 24, 2024	September 24, 2023

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,431	7,755
Accounts payable	31,685	36,290
Compensation and other accrued liabilities	31,443	29,448
Unearned revenue	38,391	40,843
Total current liabilities	108,950	114,336
Long-term debt, net of current maturities	453,644	455,741
Operating lease liabilities	32,795	36,580
Pension obligations	535	586
Postretirement and postemployment benefit obligations	7,433	8,618
Deferred income taxes	40,759	41,351
Income taxes payable	6,222	5,809
Withdrawal liabilities and other	24,048	24,890
Total liabilities	674,386	687,911
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	61	61
March 24, 2024; 6,143 shares; $0.01 par value
September 24, 2023; 6,063 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	261,451	260,832
Accumulated deficit	(277,987)	(266,496)
Accumulated other comprehensive income	24,381	26,843
Total stockholders' equity	7,906	21,240
Non-controlling interests	2,515	2,466
Total equity	10,421	23,706
Total liabilities and equity	684,807	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
(Thousands of Dollars, Except Per Common Share Data)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Operating revenue:
Advertising and marketing services	64,134	77,700	135,021	167,285
Subscription	69,227	78,582	140,566	158,281
Other	13,189	14,405	26,641	30,252
Total operating revenue	146,550	170,687	302,228	355,818
Operating expenses:
Compensation	56,803	68,831	116,479	144,277
Newsprint and ink	4,162	6,466	9,005	13,898
Other operating expenses	72,294	82,569	147,070	169,343
Depreciation and amortization	7,293	7,733	14,588	15,619
Assets loss (gain) on sales, impairments and other, net	7,617	(792)	6,148	(3,355)
Restructuring costs and other	4,139	3,694	8,404	4,340
Total operating expenses	152,308	168,501	301,694	344,122
Equity in earnings of associated companies	1,206	672	2,747	2,340
Operating (loss) income	(4,552)	2,858	3,281	14,036
Non-operating (expense) income:
Interest expense	(10,214)	(10,501)	(20,345)	(20,909)
Pension and OPEB related benefit and other, net	293	206	479	1,700
Curtailment/Settlement gains	—	—	3,593	—
Total non-operating expense, net	(9,921)	(10,295)	(16,273)	(19,209)
Loss before income taxes	(14,473)	(7,437)	(12,992)	(5,173)
Income tax benefit	(2,837)	(2,071)	(2,589)	(1,631)
Net loss	(11,636)	(5,366)	(10,403)	(3,542)
Net income attributable to non-controlling interests	(543)	(519)	(1,088)	(1,244)
Loss attributable to Lee Enterprises, Incorporated	(12,179)	(5,885)	(11,491)	(4,786)
Other comprehensive loss, net of income taxes	(148)	(140)	(2,462)	(280)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(12,327)	(6,025)	(13,953)	(5,066)
Loss per common share:
Basic:	(2.06)	(1.01)	(1.94)	(0.82)
Diluted:	(2.06)	(1.01)	(1.94)	(0.82)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 25, 2023	(266,496)	61	260,832	26,843	21,240
Shares redeemed	—	—	(96)	—	(96)
Income attributable to Lee Enterprises, Incorporated	688	—	—	—	688
Stock compensation	—	—	214	—	214
Other comprehensive loss	—	—	—	(2,286)	(2,286)
Deferred income taxes, net	—	—	—	(28)	(28)
December 24, 2023	(265,808)	61	260,950	24,529	19,732

Loss attributable to Lee Enterprises, Incorporated	(12,179)	—	—	—	(12,179)
Stock compensation	—	—	501	—	501
Other comprehensive loss	—	—	—	(192)	(192)
Deferred income taxes, net	—	—	—	44	44
March 24, 2024	(277,987)	61	261,451	24,381	7,906

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 26, 2022	(261,229)	60	259,521	16,653	15,005
Shares redeemed	—	—	(383)	—	(383)
Income attributable to Lee Enterprises, Incorporated	1,099	—	—	—	1,099
Stock compensation	—	—	349	—	349
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
December 25, 2022	(260,130)	60	259,487	16,513	15,930

Shares redeemed	—	—	(97)	—	(97)
Loss attributable to Lee Enterprises, Incorporated	(5,885)	—	—	—	(5,885)
Stock compensation	—	—	574	—	574
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
March 26, 2023	(266,015)	60	259,964	16,373	10,382
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023

Cash provided by operating activities:
Net loss	(10,403)	(3,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,588	15,619
Bad debt expense	6,579	3,236
Curtailment/Settlement gain	(3,593)	—
Stock compensation expense	715	922
Assets (loss) gain on sales, impairments and other, net	6,148	(3,355)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	(26)	374
Gain on sale of investment	—	(1,408)
Deferred income taxes	(577)	(368)
Return of letters of credit collateral	—	778
Other, net	(1,036)	(895)
Changes in operating assets and liabilities:
Increase (decrease) in receivables	3,022	(1,516)
Decrease in inventories and other	(110)	(1,921)
Decrease in accounts payable and other accrued liabilities	(506)	(4,977)
Decrease in pension and other postretirement and postemployment benefit obligations	(1,195)	(37)
Change in income taxes payable	(8,944)	239
Other	(1,382)	(2,128)
Net cash provided by operating activities	3,280	1,021
Cash provided by investing activities:
Purchases of property and equipment	(2,978)	(2,279)
Proceeds from sales of assets	3,155	5,309
Other, net	(22)	1,619
Net cash provided by investing activities	155	4,649
Cash required for financing activities:
Principal payments on long-term debt	(2,097)	(2,560)
Common stock transactions, net	221	(265)
Net cash required for financing activities	(1,876)	(2,825)
Net increase in cash and cash equivalents	1,559	2,845
Cash and cash equivalents:
Beginning of period	14,548	16,185
End of period	16,107	19,030
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 24, 2024, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2023 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2024 ends September 29, 2024, and fiscal year 2023 ended September 24, 2023. Fiscal year 2024 includes 53 weeks of operations and 2023 included 52 weeks of operations. Because of seasonal and other factors, the results of operations for the three and six months ended March 24, 2024, are not necessarily indicative of the results to be expected for the full year.
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
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended		Six months Ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Operating revenue:
Print advertising revenue	18,742	31,450	43,177	73,286
Digital advertising revenue	45,392	46,250	91,844	93,999
Advertising and marketing services revenue	64,134	77,700	135,021	167,285
Print subscription revenue	48,966	64,586	100,838	131,956
Digital subscription revenue	20,261	13,996	39,728	26,325
Subscription revenue	69,227	78,582	140,566	158,281
Print other revenue	8,069	9,649	16,561	20,769
Digital other revenue	5,120	4,756	10,080	9,483
Other revenue	13,189	14,405	26,641	30,252
Total operating revenue	146,550	170,687	302,228	355,818

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
Contract Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the six months ended March 24, 2024, that was included in the contract liability as of September 24, 2023, was $34.4 million.
Accounts receivable, excluding allowance for credit losses was $65.7 million and $74.4 million as of March 24, 2024, and September 24, 2023, respectively. Allowance for credit losses was $6.5 million and $5.3 million as of March 24, 2024, and September 24, 2023, respectively.
Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within compensation. Most of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.
3    INVESTMENTS IN ASSOCIATED COMPANIES
TNI Partners
In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Gannett Co., Inc.'s subsidiary Citizen Publishing Company (“Citizen”), is responsible for printing, delivery, advertising, and subscription activities of the Arizona Daily Star as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incident to the partnership's operations and publication of the newspaper and other media.
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Operating revenue	7,360	8,169	14,351	16,710
Operating expenses	5,450	6,889	10,131	13,364
Operating income	1,910	1,280	4,220	3,346
Net income	1,910	1,137	4,220	3,666
Equity in earnings of TNI	955	569	2,110	1,833
TNI makes periodic distributions of its earnings and for the three months ended March 24, 2024, and March 26, 2023, we received $0.9 million and $1.4 million in distributions, respectively. In the six months ended March 24, 2024 and March 26, 2023, we received $2.1 million and $2.3 million in distributions, respectively.

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
Summarized results of MNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Operating revenue	9,822	10,603	20,424	22,507
Operating expenses, excluding restructuring costs, depreciation and amortization	7,636	8,681	15,446	18,026
Restructuring costs	48	101	109	127
Depreciation and amortization	120	135	240	273
Operating income	2,018	1,686	4,629	4,081
Net income	502	207	1,274	1,014
Equity in earnings of MNI	251	104	637	507
MNI makes periodic distributions of its earnings and in the three months ended March 24, 2024 and March 26, 2023, we received $0.2 million and $0.1 million in distributions, respectively. In the six months ended March 24, 2024 and March 26, 2023, we received distributions of $0.6 million and $0.4 million, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	March 24, 2024	September 24, 2023

Goodwill, beginning of period	329,504	329,504
Allocated to sold operations	(1,261)	—
Goodwill, end of period	328,243	329,504
Non-amortized intangible assets:
Mastheads	11,096	18,675
Amortizable intangible assets:
Customer and newspaper subscriber lists	305,100	306,766
Less accumulated amortization	(238,009)	(230,453)
	67,091	76,313
Total intangibles, net	406,430	424,492
The weighted average amortization period for amortizable assets is approximately eleven years.
During the six months ended March 24, 2024, the Company sold non-core operations. Goodwill was allocated to these operations, which totaled $1.3 million.
The Company reviews property, plant and equipment, goodwill and non-amortized intangible assets, which include only newspaper mastheads, for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired in accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment. All of the Company’s goodwill is attributed to the single reporting unit. There was no impairment related to goodwill in 2023. Impairment losses related to mastheads totaled $7.7 million were recorded in the fourth quarter of 2023.
During the second quarter of 2024, the Company identified the continuing decline of revenues as a triggering event. Consequently, non-cash charges of $7.6 million were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets. No impairment related to goodwill or property, plant and equipment was identified during this period. The fair value of these mastheads were determined using the relief from royalty method and includes Level 3 inputs, which are fair values estimated using significant unobservable inputs. The key assumptions used in the fair value estimates under the relief from royalty method are revenue and market growth, royalty rates for newspaper mastheads, estimated tax rates, and appropriate risk-adjusted weighted cost of capital. The royalty rates utilized range from 0% to 1.0%. The weighted average cost of capital utilized is 12.5%. Such charges are recorded in assets loss (gain) on sales, impairments and other, net in the Consolidated Statements of loss and Comprehensive loss.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $453.6 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On March 24, 2024, the fair value was $387.5 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs.
During the six months ended March 24, 2024, we made $2.1 million principal debt payments as a result of non-core asset sales. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of March 24, 2024, there was no excess cash flow payment due.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have one defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through March 24, 2024, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
During the six months ended March 24, 2024, the Company offered a voluntary lump sum payment of future benefits to terminated vested participants in the defined benefit pension plan. The offer was accepted by 522 participants, representing a $22.6 million settlement of related pension plan liability. The Company recognized a non-cash settlement gain of $2.4 million, which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Loss and Comprehensive Loss. Pension plan assets and liabilities were reduced by $22.6 million.
During the six months ended March 24, 2024, the Company completed the outsourcing of certain printing operations, which ceased postretirement medical benefits for a group of employees. The Company recognized a non-cash curtailment gain of $1.2 million which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Loss and Comprehensive Loss.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Service cost for benefits earned during the period	1	5	2	10
Interest cost on projected benefit obligation	2,253	2,592	4,768	5,184
Expected return on plan assets	(2,310)	(2,548)	(4,763)	(5,096)
Amortization of net (gain) loss	(1)	2	(3)	4
Amortization of prior service benefit	212	213	424	426
Settlement gain	—	—	(2,409)	—
Net periodic pension (benefit) cost	155	264	(1,981)	528

POSTRETIREMENT MEDICAL PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Service cost for benefits earned during the period	13	17	25	34
Interest cost on projected benefit obligation	149	149	298	298
Expected return on plan assets	(320)	(295)	(639)	(590)
Amortization of net gain	(308)	(254)	(617)	(508)
Amortization of prior service benefit	(94)	(162)	(188)	(324)
Curtailment gain	—	—	(1,184)	—
Net periodic postretirement benefit	(560)	(545)	(2,305)	(1,090)
In the six months ended March 24, 2024 and March 26, 2023, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2024.
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of March 24, 2024 and September 24, 2023, we had $24.3 million and $25.1 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax benefit of $2.8 million related to loss before taxes of $14.5 million for the three months ended March 24, 2024, and an income tax benefit of $2.6 million related to loss before income taxes of $13.0 million for the six months ended March 24, 2024. We recorded an income tax benefit of $2.1 million related to loss before taxes of $7.4 million for the three months ended March 26, 2023, and an income tax benefit of $1.6 million related to a loss before income taxes of $5.2 million for the six months ended March 26, 2023. The effective income tax rate for the three and six months ended March 24, 2024, was 19.6% and 19.9%, respectively. The effective income tax rate for the three and six months ended March 26, 2023, were 27.8% and 31.5%, respectively.
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
8    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Loss attributable to Lee Enterprises, Incorporated:	(12,179)	(5,885)	(11,491)	(4,786)
Weighted average common shares	6,080	5,996	6,080	6,018
Less weighted average restricted Common Stock	(170)	(173)	(170)	(172)
Basic average common shares	5,910	5,823	5,910	5,846
Dilutive restricted Common Stock	—	—	—	—
Diluted average common shares	5,910	5,823	5,910	5,846
Loss per common share:
Basic	(2.06)	(1.01)	(1.94)	(0.82)
Diluted	(2.06)	(1.01)	(1.94)	(0.82)
For the three months ended March 24, 2024 and March 26, 2023, 66,249 and 68,186 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts. For the six months ended March 24, 2024 and March 26, 2023, 66,249 and 68,186 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.
Rights Agreement

On March 28, 2024, our Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on March 28, 2024, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on April 8, 2024, for each share of our Common Stock outstanding to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Convertible Preferred Stock, without par value (the “Preferred Shares”), of the Company at a price of $90.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

The Rights will initially trade with our Common Stock and will generally become exercisable only if any person or group, other than certain exempt persons, acquires beneficial ownership of 15% or more of our Common Stock outstanding. In the event the Rights become exercisable, each holder of a Right, other than the triggering person(s), will be entitled to purchase additional shares of our Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of our Common Stock. The Rights Agreement will continue in effect until March 27, 2025, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended March 24, 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2023 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 73 mid-sized local communities in 26 states with a rapidly growing digital subscription platform including 745,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 30,000 local advertisers.
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
•Diversify and expand offerings for advertisers through our vast array of rapidly growing digital products, our large digitally adept sales force, and Amplified, our full-service digital agency.

RESULTS OF OPERATIONS
Three Months Ended March 24, 2024
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 24, 2024	March 26, 2023	Percent Change

Operating revenue:
Print advertising revenue	18,742	31,450	(40.4)%
Digital advertising revenue	45,392	46,250	(1.9)%
Advertising and marketing services revenue	64,134	77,700	(17.5)%
Print subscription revenue	48,966	64,586	(24.2)%
Digital subscription revenue	20,261	13,996	44.8%
Subscription revenue	69,227	78,582	(11.9)%
Print other revenue	8,069	9,649	(16.4)%
Digital other revenue	5,120	4,756	7.7%
Other revenue	13,189	14,405	(8.4)%
Total operating revenue	146,550	170,687	(14.1)%
Operating expenses:
Compensation	56,803	68,831	(17.5)%
Newsprint and ink	4,162	6,466	(35.6)%
Other operating expenses	72,294	82,569	(12.4)%
Depreciation and amortization	7,293	7,733	(5.7)%
Assets loss (gain) on sales, impairments and other	7,617	(792)	NM
Restructuring costs and other	4,139	3,694	12.0%
Total operating expenses	152,308	168,501	(9.6)%
Equity in earnings of associated companies	1,206	672	79.5%
Operating (loss) income	(4,552)	2,858	(259.3)%
Non-operating income (expense):
Interest expense	(10,214)	(10,501)	(2.7)%
Pension and OPEB related benefit and other, net	293	206	42.2%
Total non-operating expense, net	(9,921)	(10,295)	(3.6)%
Loss before income taxes	(14,473)	(7,437)	94.6%
Income tax benefit	(2,837)	(2,071)	37.0%
Net loss	(11,636)	(5,366)	116.8%

Loss per common share:
Basic	(2.06)	(1.01)	104.0%
Diluted	(2.06)	(1.01)	104.0%
References to the “2024 Quarter” refer to the three months ended March 24, 2024. Similarly, references to the “2023 Quarter” refer to the three months ended March 26, 2023.
Operating Revenue
Total operating revenue was $146.6 million in the 2024 Quarter, down $24.1 million, or 14.1%, compared to the 2023 Quarter.

Advertising and marketing services revenue totaled $64.1 million in the 2024 Quarter, down 17.5% compared to the 2023 Quarter. Print advertising revenues were $18.7 million in the 2024 Quarter, down 40.4% compared to the 2023 Quarter due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not meet profitability standards. Digital advertising and marketing services totaled $45.4 million in the 2024 Quarter, down 1.9% compared to the 2023 Quarter. Digital advertising and marketing services represented 70.8% of the 2024 Quarter total advertising and marketing services revenue, compared to 59.5% in the same period last year.
Subscription revenue totaled $69.2 million in the 2024 Quarter, down 11.9% compared to the 2023 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 25% since the 2023 Quarter and now total 745,000. Digital-only subscription revenue grew 44.8% compared to the 2023 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $1.2 million, or 8.4%, in the 2024 Quarter compared to the 2023 Quarter. Digital services revenue totaled $5.1 million in the 2024 Quarter, a 7.7% increase compared to the 2023 Quarter. Commercial printing revenue totaled $4.1 million in the 2024 Quarter, a 13.7% decrease compared to the 2023 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $70.8 million in the 2024 Quarter, an increase of 8.9% over the 2023 Quarter, and represented 48.3% of our total operating revenue in the 2024 Quarter.
Equity in earnings of TNI and MNI increased $0.5 million in the 2024 Quarter.
Operating Expenses
Total operating expenses were $152.3 million in the 2024 Quarter, a 9.6% decrease compared to the 2023 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 15.6% in the 2024 Quarter.
Compensation expense decreased $12.0 million in the 2024 Quarter, or 17.5%, compared to the 2023 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $2.3 million in the 2024 Quarter, or 35.6%, compared to the 2023 Quarter. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $10.3 million in the 2024 Quarter, or 12.4%, compared to the 2023 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially increases in investments to fund our digital growth strategy partially offset by investments to fund our digital growth strategy.
Restructuring costs and other increased $0.4 million, or 12.0%, compared to the 2023 Quarter. The increase is primarily driven from closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses.
Depreciation and amortization expense decreased $0.4 million, or 5.7%, in the 2024 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets loss (gain) on sales, impairments and other, was a net loss of $7.6 million in the 2024 Quarter compared to a net gain of $0.8 million in the 2023 Quarter. Assets loss (gain) on sales, impairments and other in the 2024 Quarter were primarily due to non-cash charges of $7.6 million that were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets.

The factors noted above resulted in an operating loss of $4.6 million in the 2024 Quarter compared to operating income of $2.9 million in the 2023 Quarter.
Non-operating Income and Expense
Non-operating income and expense decreased by $0.4 million, or 3.6%. The decrease is primarily driven by a decrease in Interest expense of $0.3 million, or 2.7%, to $10.2 million in the 2024 Quarter, compared to the same Quarter last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9% at the end of the 2024 Quarter and 2023 Quarter.
Income Tax Benefit
We recorded an income tax benefit of $2.8 million, or 19.6% of pretax loss in the 2024 Quarter. In the 2023 Quarter, we recognized an income tax benefit of $2.1 million, or 27.8% of pretax loss.
Net loss and Loss Per Share
Net loss was $11.6 million and diluted loss per share were $2.06 for the 2024 Quarter compared to net loss of $5.4 million and diluted losses per share of $1.01 for the 2023 Quarter. The change reflects the various items discussed above.

Six Months Ended March 24, 2024
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 24, 2024	March 26, 2023	Percent Change

Operating revenue:
Print advertising revenue	43,177	73,286	(41.1)%
Digital advertising revenue	91,844	93,999	(2.3)%
Advertising and marketing services revenue	135,021	167,285	(19.3)%
Print subscription revenue	100,838	131,956	(23.6)%
Digital subscription revenue	39,728	26,325	50.9%
Subscription revenue	140,566	158,281	(11.2)%
Print other revenue	16,561	20,769	(20.3)%
Digital other revenue	10,080	9,483	6.3%
Other revenue	26,641	30,252	(11.9)%
Total operating revenue	302,228	355,818	(15.1)%
Operating expenses:
Compensation	116,479	144,277	(19.3)%
Newsprint and ink	9,005	13,898	(35.2)%
Other operating expenses	147,070	169,343	(13.2)%
Depreciation and amortization	14,588	15,619	(6.6)%
Assets loss (gain) on sales, impairments and other	6,148	(3,355)	(283.2)%
Restructuring costs and other	8,404	4,340	93.6%
Total operating expenses	301,694	344,122	(12.3)%
Equity in earnings of associated companies	2,747	2,340	17.4%
Operating income	3,281	14,036	(76.6)%
Non-operating income (expense):
Interest expense	(20,345)	(20,909)	(2.7)%
Pension and OPEB related benefit and other, net	479	1,700	(71.8)%
Curtailment/Settlement gains	3,593	—	NM
Total non-operating expense, net	(16,273)	(19,209)	(15.3)%
Loss before income taxes	(12,992)	(5,173)	151.2%
Income tax benefit	(2,589)	(1,631)	58.7%
Net loss	(10,403)	(3,542)	193.7%

Loss per common share:
Basic	(1.94)	(0.82)	137.5%
Diluted	(1.94)	(0.82)	137.5%
References to the “2024 Period” refer to the six months ended March 24, 2024. Similarly, references to the “2023 Period” refer to the six months ended March 26, 2023.

Operating Revenue
Total operating revenue was $302.2 million in the 2024 Period, down $53.6 million, or 15.1%, compared to the 2023 Period.
Advertising and marketing services revenue totaled $135.0 million in the 2024 Period, down 19.3% compared to the 2023 Period. Print advertising revenues were $43.2 million in the 2024 Period, down 41.1% compared to the 2023 Period due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not met profitability standards. Digital advertising and marketing services totaled $91.8 million in the 2024 Period, down 2.3% compared to the 2023 Period. Digital advertising and marketing services represented 68.0% of the 2024 Period total advertising and marketing services revenue, compared to 56.2% during the 2023 Period.
Subscription revenue totaled $140.6 million in the 2024 Period, down 11.2% compared to the 2023 Period. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 25% since the 2023 Period and now total 745,000. Digital-only subscription revenue grew 50.9% compared to the 2023 Period.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $3.6 million, or 11.9%, in the 2024 Period compared to the 2023 Period. Digital services revenue totaled $10.1 million in the 2024 Period, a 6.3% increase compared to the 2023 Period. Commercial printing revenue totaled $8.7 million in the 2024 Period, a 15.3% decrease compared to the 2023 Period, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $141.7 million in the 2024 Period, an increase of 9.1% over the 2023 Period, and represented 46.9% of our total operating revenue in the 2024 Period.
Equity in earnings of TNI and MNI increased $0.4 million in the 2024 Period.
Operating Expenses
Total operating expenses were $301.7 million in the 2024 Period, a 12.3% decrease compared to the 2023 Period. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 16.8% in the 2024 Period.
Compensation expense decreased $27.8 million in the 2024 Period, or 19.3%, compared to the 2023 Period from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $4.9 million in the 2024 Period, or 35.2%, compared to the 2023 Period. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $22.3 million in the 2024 Period, or 13.2%, compared to the 2023 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss (gain) on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially increases in investments to fund our digital growth strategy partially offset by investments to fund our digital growth strategy.
Restructuring costs and other increased $4.1 million in the 2024 Period, or 93.6%, compared to the 2023 Period, respectively. The increase is primarily driven from closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses.
Depreciation and amortization expense decreased $1.0 million in the 2024 Period, or 6.6%, compared to the 2023 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets loss (gain) on sales, impairments and other, was a net loss of $6.1 million in the 2024 Period compared to a net gain of $3.4 million in the 2023 Period. Assets loss (gain) on sales, impairments and other in the 2024 Period were primarily due to non-cash charges of $7.6 million that were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets. The 2023 Period were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in an operating income of $3.3 million in the 2024 Period compared to operating income of $14.0 million in the 2023 Period.
Non-operating Income and Expense
Interest expense decreased $0.6 million, or 2.7%, to $20.3 million in the 2024 Period, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2024 Period and 2023 Period.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $4.3 million of periodic pension and other postretirement benefits in the 2024 Period compared to $0.6 million in the 2023 Period. The increase was attributable due to the Company recognizing a non-cash curtailment gain of $1.2 million in the 2024 Period as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, during the 2024 Period, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants, representing a $22.6 million pension plan liability. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of Income and Comprehensive Income. Both assets and liabilities of the plan were reduced by $22.6 million.
Income Tax Benefit
We recorded an income tax benefit of $2.6 million, or 19.9% of pretax loss in the 2024 Period. In the 2023 Period, we recognized an income tax benefit of $1.6 million, or 31.5% of pretax loss.
Net loss and Loss Per Share
Net loss was $10.4 million and diluted loss per share were $1.94 for the 2024 Period compared to net loss of $3.5 million and diluted losses per share of $0.82 for the 2023 Period. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Net loss	(11,636)	(5,366)	(10,403)	(3,542)
Adjusted to exclude
Income tax benefit	(2,837)	(2,071)	(2,589)	(1,631)
Non-operating expenses, net	9,921	10,295	16,273	19,209
Equity in earnings of TNI and MNI	(1,206)	(672)	(2,747)	(2,340)
Depreciation and amortization	7,293	7,733	14,588	15,619
Restructuring costs and other	4,139	3,694	8,404	4,340
Assets loss (gain) on sales, impairments and other, net	7,617	(792)	6,148	(3,355)
Stock compensation	501	573	715	922
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,269	930	3,321	2,722
Adjusted EBITDA	15,061	14,324	33,710	31,944

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023

Operating expenses	152,308	168,501	301,694	344,122
Adjustments
Depreciation and amortization	7,293	7,733	14,588	15,619
Assets loss (gain) on sales, impairments and other, net	7,617	(792)	6,148	(3,355)
Restructuring costs and other	4,139	3,694	8,404	4,340
Cash Costs	133,259	157,866	272,554	327,518
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash provided by operating activities totaled $3.3 million in 2024 Period compared to cash provided by operating activities of $1.0 million in 2023 Period, an increase of $2.3 million. The increase was driven by an increase in working capital of $1.2 million, primarily related to favorable change in accounts receivable partially offset by a decrease in operating results of $1.0 million (defined as net loss adjusted for non-working capital items).
Investing Activities
Cash provided by investing activities totaled $0.2 million in the 2024 Period compared to cash provided by investing activities of $4.6 million in the 2023 Period. 2024 Period and 2023 Period included $3.2 million and $5.3 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $10.0 million in 2024, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $1.9 million in the 2024 Period compared to $2.8 million in the 2023 Period. Debt reduction accounted for nearly all the usage of funds in both periods.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $16.1 million on March 24, 2024. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Item 5. Other Information
Rights Agreement

On March 28, 2024, our Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on March 28, 2024, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on April 8, 2024, for each share of our Common Stock outstanding to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Convertible Preferred Stock, without par value (the “Preferred Shares”), of the Company at a price of $90.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

The Rights will initially trade with our Common Stock and will generally become exercisable only if any person or group, other than certain exempt persons, acquires beneficial ownership of 15% or more of our Common Stock outstanding. In the event the Rights become exercisable, each holder of a Right, other than the triggering person(s), will be entitled to purchase additional shares of our Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of our Common Stock. The Rights Agreement will continue in effect until March 27, 2025, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

3.1*
Form of Certificate of Designations of Series C Participating Convertible Preferred Stock of Lee Enterprises, Incorporated (Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on March 29, 2024)

4.1*
Rights Agreement, dated as of March 28, 2024, between Lee Enterprises, Incorporated and Equiniti Trust Company, LLC, as rights agent (Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on March 29, 2024)

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 3, 2024
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)