Form 10-Q
period 2024-06-23
LEE ENTERPRISES, Inc
filed 2024-08-02
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 23, 2024
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

As of July 31, 2024, 6,190,554 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	June 23, 2024	September 24, 2023

ASSETS

Current assets:
Cash and cash equivalents	13,425	14,548
Accounts receivable, net	61,222	69,104
Inventories	5,965	7,504
Prepaid and other current assets	21,298	15,373
Total current assets	101,910	106,529
Investments:
Associated companies	27,948	27,819
Other	5,565	5,572
Total investments	33,513	33,391
Property and equipment:
Land and improvements	11,524	12,366
Buildings and improvements	76,967	83,140
Equipment	205,472	213,714
Construction in process	4,694	2,453
	298,657	311,673
Less accumulated depreciation	241,754	250,439
Property and equipment, net	56,903	61,234
Operating lease right-of-use assets	36,326	40,822
Goodwill	328,243	329,504
Other intangible assets, net	73,900	94,988
Pension plan assets, net	11,206	10,843
Medical plan assets, net	22,754	21,565
Other	12,700	12,741
Total assets	677,455	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	June 23, 2024	September 24, 2023

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,052	7,755
Current maturities of long-term debt	2,586	—
Accounts payable	31,356	36,290
Compensation and other accrued liabilities	32,442	29,448
Unearned revenue	36,027	40,843
Total current liabilities	110,463	114,336
Long-term debt, net of current maturities	450,140	455,741
Operating lease liabilities	31,437	36,580
Pension obligations	510	586
Postretirement and postemployment benefit obligations	7,488	8,618
Deferred income taxes	40,749	41,351
Income taxes payable	6,405	5,809
Withdrawal liabilities and other	23,771	24,890
Total liabilities	670,963	687,911
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	62	61
June 23, 2024; 6,191 shares; $0.01 par value
September 24, 2023; 6,064 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	261,925	260,832
Accumulated deficit	(282,253)	(266,496)
Accumulated other comprehensive income	24,234	26,843
Total stockholders' equity	3,968	21,240
Non-controlling interests	2,524	2,466
Total equity	6,492	23,706
Total liabilities and equity	677,455	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
(Thousands of Dollars, Except Per Common Share Data)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Operating revenue:
Advertising and marketing services	68,844	79,120	203,865	246,406
Subscription	68,306	77,557	208,872	235,838
Other	13,428	14,633	40,069	44,885
Total operating revenue	150,578	171,310	452,806	527,129
Operating expenses:
Compensation	59,278	63,582	175,757	207,859
Newsprint and ink	4,096	6,346	13,101	20,244
Other operating expenses	74,177	80,010	221,247	249,353
Depreciation and amortization	6,850	7,478	21,438	23,097
Assets (gain) loss on sales, impairments and other, net	(1,421)	(900)	4,727	(4,255)
Restructuring costs and other	3,795	3,780	12,199	8,120
Total operating expenses	146,775	160,296	448,469	504,418
Equity in earnings of associated companies	1,122	1,194	3,869	3,534
Operating income	4,925	12,208	8,206	26,245
Non-operating (expense) income:
Interest expense	(10,082)	(10,235)	(30,427)	(31,144)
Pension and OPEB related benefit and other, net	617	555	1,096	2,255
Curtailment/Settlement gains	—	—	3,593	—
Total non-operating expense, net	(9,465)	(9,680)	(25,738)	(28,889)
(Loss) income before income taxes	(4,540)	2,528	(17,532)	(2,644)
Income tax (benefit) expense	(849)	394	(3,438)	(1,237)
Net (loss) income	(3,691)	2,134	(14,094)	(1,407)
Net income attributable to non-controlling interests	(575)	(631)	(1,663)	(1,876)
(Loss) income attributable to Lee Enterprises, Incorporated	(4,266)	1,503	(15,757)	(3,283)
Other comprehensive loss, net of income taxes	(147)	(140)	(2,609)	(420)
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(4,413)	1,363	(18,366)	(3,703)
(Loss) earnings per common share:
Basic:	(0.73)	0.26	(2.68)	(0.56)
Diluted:	(0.73)	0.25	(2.68)	(0.56)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 25, 2023	(266,496)	61	260,832	26,843	21,240
Shares redeemed	—	—	(96)	—	(96)
Income attributable to Lee Enterprises, Incorporated	688	—	—	—	688
Stock compensation	—	—	214	—	214
Other comprehensive loss	—	—	—	(2,286)	(2,286)
Deferred income taxes, net	—	—	—	(28)	(28)
December 24, 2023	(265,808)	61	260,950	24,529	19,732

Loss attributable to Lee Enterprises, Incorporated	(12,179)	—	—	—	(12,179)
Stock compensation	—	—	501	—	501
Other comprehensive loss	—	—	—	(192)	(192)
Deferred income taxes, net	—	—	—	44	44
March 24, 2024	(277,987)	61	261,451	24,381	7,906

Shares issued	—	1	—	—	1
Loss attributable to Lee Enterprises, Incorporated	(4,266)	—	—	—	(4,266)
Stock compensation	—	—	474	—	474
Other comprehensive loss	—	—	—	(191)	(191)
Deferred income taxes, net	—	—	—	44	44
June 23, 2024	(282,253)	62	261,925	24,234	3,968

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Total

September 26, 2022	(261,229)	60	259,521	16,653	15,005
Shares redeemed	—	—	(383)	—	(383)
Income attributable to Lee Enterprises, Incorporated	1,099	—	—	—	1,099
Stock compensation	—	—	349	—	349
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
December 25, 2022	(260,130)	60	259,487	16,513	15,930

Shares redeemed	—	—	(97)	—	(97)
Loss attributable to Lee Enterprises, Incorporated	(5,885)	—	—	—	(5,885)
Stock compensation	—	—	574	—	574
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
March 26, 2023	(266,015)	60	259,964	16,373	10,382

Shares issued	—	1	—	—	1
Income attributable to Lee Enterprises, Incorporated	1,503	—	—	—	1,503
Stock compensation	—	—	461	—	461
Other comprehensive loss	—	—	—	(200)	(200)
Deferred income taxes, net	—	—	—	60	60
June 25, 2023	(264,512)	61	260,425	16,233	12,207
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023

Cash provided by (required for) operating activities:
Net loss	(14,094)	(1,407)
Adjustments to reconcile net loss to net cash provided by (required for) operating activities:
Depreciation and amortization	21,438	23,097
Bad debt expense	9,511	4,904
Curtailment/Settlement gain	(3,593)	—
Stock compensation expense	1,189	1,384
Assets loss (gain) on sales, impairments and other, net	4,727	(4,255)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	(163)	(234)
Gain on sale of investment	—	(1,736)
Deferred income taxes	(542)	(460)
Return of letters of credit collateral	894	778
Other, net	(1,602)	(1,705)
Changes in operating assets and liabilities:
Increase in receivables	(1,946)	(4,780)
Decrease (increase) in inventories and other	1,069	(348)
Decrease in accounts payable and other accrued liabilities	(12,786)	(14,435)
Decrease in pension and other postretirement and postemployment benefit obligations	(1,835)	(186)
Change in income taxes payable	596	358
Other	(1,485)	(2,693)
Net cash provided by (required for) operating activities	1,378	(1,718)
Cash provided by investing activities:
Purchases of property and equipment	(6,552)	(3,791)
Proceeds from sales of assets	7,087	7,231
Other, net	(21)	1,873
Net cash provided by investing activities	514	5,313
Cash required for financing activities:
Principal payments on long-term debt	(3,015)	(2,560)
Common stock transactions, net	—	(265)
Net cash required for financing activities	(3,015)	(2,825)
Net (decrease) increase in cash and cash equivalents	(1,123)	770
Cash and cash equivalents:
Beginning of period	14,548	16,185
End of period	13,425	16,955
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of June 23, 2024, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2023 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2024 ends September 29, 2024, and fiscal year 2023 ended September 24, 2023. Fiscal year 2024 includes 53 weeks of operations and 2023 included 52 weeks of operations. Because of seasonal and other factors, the results of operations for the three and nine months ended June 23, 2024, are not necessarily indicative of the results to be expected for the full year.
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
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended		Nine months Ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Operating revenue:
Print advertising revenue	18,941	29,216	62,118	102,503
Digital advertising and marketing services revenue	49,903	49,904	141,747	143,903
Advertising and marketing services revenue	68,844	79,120	203,865	246,406
Print subscription revenue	47,605	61,842	148,443	193,799
Digital subscription revenue	20,701	15,715	60,429	42,039
Subscription revenue	68,306	77,557	208,872	235,838
Print other revenue	8,278	9,773	24,839	30,542
Digital other revenue	5,150	4,860	15,230	14,343
Other revenue	13,428	14,633	40,069	44,885
Total operating revenue	150,578	171,310	452,806	527,129

Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.
Contract Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the three and nine months ended June 23, 2024, that was included in the contract liability as of September 24, 2023, was $2.8 million and $37.3 million, respectively. Revenue recognized in the three and nine months ended June 25, 2023, that was included in the contract liability as of September 25, 2022, was $4.3 million and $45.5 million, respectively.
Accounts receivable, excluding allowance for credit losses was $67.0 million and $74.4 million as of June 23, 2024, and September 24, 2023, respectively. Allowance for credit losses was $5.8 million and $5.3 million as of June 23, 2024, and September 24, 2023, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	June 23, 2024	September 24, 2023

Balance, beginning of year	5,260	5,237
Additions charged to expense	9,511	6,942
Deductions from reserves	(8,994)	(6,919)
Balance, end of year	5,777	5,260
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Operating revenue	6,667	7,244	21,018	23,954
Operating expenses	5,076	5,677	15,207	19,041
Operating income	1,591	1,567	5,811	4,913
Net income	1,544	1,581	5,764	5,247
Equity in earnings of TNI	772	791	2,882	2,624
TNI makes periodic distributions of its earnings and for the three months ended June 23, 2024, and June 25, 2023, we received $0.6 million and $0.4 million in distributions, respectively. In the nine months ended June 23, 2024 and June 25, 2023, we received $2.7 million and $2.8 million in distributions, respectively.
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
Summarized results of MNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Operating revenue	10,136	10,963	30,560	33,470
Operating expenses, excluding restructuring costs, depreciation and amortization	7,829	8,470	23,275	26,496
Restructuring costs	4	10	113	137
Depreciation and amortization	121	129	361	402
Operating income	2,182	2,354	6,811	6,435
Net income	699	807	1,973	1,821
Equity in earnings of MNI	350	404	987	911
MNI makes periodic distributions of its earnings and in the three months ended June 23, 2024 and June 25, 2023, we received $0.4 million and $0.2 million in distributions, respectively. In the nine months ended June 23, 2024 and June 25, 2023, we received distributions of $1.0 million and $0.5 million, respectively.

4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	June 23, 2024	September 24, 2023

Goodwill, beginning of period	329,504	329,504
Allocated to sold operations	(1,261)	—
Goodwill, end of period	328,243	329,504
Non-amortized intangible assets:
Mastheads	11,096	18,675
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,242	306,766
Less accumulated amortization	(199,438)	(230,453)
	62,804	76,313
Total intangibles, net	402,143	424,492
The weighted average amortization period for amortizable assets is approximately eleven years.
During the nine months ended June 23, 2024, the Company sold certain non-core operations. Goodwill was allocated to these operations, which totaled $1.3 million.
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
During the second quarter of 2024, the Company identified the continuing decline of revenues as a triggering event. Consequently, non-cash charges of $7.6 million were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets. No impairment related to goodwill or property, plant and equipment was identified during this period. The fair value of these mastheads were determined using the relief from royalty method and includes Level 3 inputs, which are fair values estimated using significant unobservable inputs. The key assumptions used in the fair value estimates under the relief from royalty method are revenue and market growth, royalty rates for newspaper mastheads, estimated tax rates, and appropriate risk-adjusted weighted cost of capital. The royalty rates utilized range from 0% to 1.0%. The weighted average cost of capital utilized is 12.5%. Such charges are recorded in assets (gain) loss on sales, impairments and other, net in the Consolidated Statements of (loss) Income and Comprehensive (loss) Income.
During the third quarter of 2024, the Company disposed $42.9 million of gross cost and accumulated amortization related to fully amortized customer and newspaper subscriber lists.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $452.7 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On June 23, 2024, the fair value was $382.2 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs for similar instruments.
During the three and nine months ended June 23, 2024, we made $0.9 million and $3.0 million of principal debt payments, respectively, as a result of non-core asset sales. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit

Agreement. As of June 23, 2024, $2.6 million was recognized as current maturities of long-term debt in the Consolidated Balance Sheets due to non-core asset monetization.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have one defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through June 23, 2024, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
During the nine months ended June 23, 2024, the Company offered a voluntary lump sum payment of future benefits to terminated vested participants in the defined benefit pension plan. The offer was accepted by 522 participants, representing a $22.6 million settlement of related pension plan liability. The Company recognized a non-cash settlement gain of $2.4 million, which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Pension plan assets and liabilities were reduced by $22.6 million.
During the nine months ended June 23, 2024, the Company completed the outsourcing of certain printing operations, which ceased postretirement medical benefits for a group of employees. The Company recognized a non-cash curtailment gain of $1.2 million which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Service cost for benefits earned during the period	1	5	3	15
Interest cost on projected benefit obligation	2,253	2,592	7,021	7,776
Expected return on plan assets	(2,310)	(2,548)	(7,073)	(7,644)
Amortization of net (gain) loss	(1)	2	(4)	6
Amortization of prior service benefit	212	213	636	639
Settlement gain	—	—	(2,409)	—
Net periodic pension (benefit) cost	155	264	(1,826)	792

POSTRETIREMENT MEDICAL PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Service cost for benefits earned during the period	13	17	38	51
Interest cost on projected benefit obligation	149	149	447	447
Expected return on plan assets	(320)	(295)	(959)	(885)
Amortization of net gain	(308)	(254)	(925)	(762)
Amortization of prior service benefit	(94)	(162)	(282)	(486)
Curtailment gain	—	—	(1,184)	—
Net periodic postretirement benefit	(560)	(545)	(2,865)	(1,635)
In the nine months ended June 23, 2024 and June 25, 2023, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2024.

Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of June 23, 2024 and September 24, 2023, we had $24.0 million and $25.1 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax benefit of $0.8 million related to loss before taxes of $4.5 million for the three months ended June 23, 2024, and an income tax benefit of $3.4 million related to loss before income taxes of $17.5 million for the nine months ended June 23, 2024. We recorded an income tax expense of $0.4 million related to income before taxes of $2.5 million for the three months ended June 25, 2023, and an income tax benefit of $1.2 million related to a loss before income taxes of $2.6 million for the nine months ended June 25, 2023. The effective income tax rate for the three and nine months ended June 23, 2024, was 18.7% and 19.6%, respectively. The effective income tax rate for the three and nine months ended June 25, 2023, were 15.6% and 46.8%, respectively.

The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses and adjustments to reserves for uncertain tax positions, including any related interest.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 30 state and local jurisdictions. We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2016.
8    (LOSS) EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Nine months ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

(Loss) income attributable to Lee Enterprises, Incorporated:	(4,266)	1,503	(15,757)	(3,283)
Weighted average common shares	6,080	6,051	6,080	6,045
Less weighted average restricted Common Stock	(215)	(173)	(195)	(172)
Basic average common shares	5,865	5,878	5,885	5,873
Dilutive restricted Common Stock	—	30	—	—
Diluted average common shares	5,865	5,908	5,885	5,873
(Loss) earnings per common share:
Basic	(0.73)	0.26	(2.68)	(0.56)
Diluted	(0.73)	0.25	(2.68)	(0.56)
For the three months ended June 23, 2024 no shares were considered in the computation of diluted earnings per common share because the Company recorded net losses. For the three months ended June 25, 2023, 136,853 shares were not considered in calculating diluted (losses) earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts. For the nine months ended June 23, 2024 and June 25, 2023, 22,520 and no shares, respectively, were considered in the computation of diluted (losses) earnings per common share because the Company recorded net losses.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended June 23, 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2023 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 73 mid-sized local communities in 26 states with a rapidly growing digital subscription platform including 748,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 25,000 local advertisers.
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
•Amplified Digital® Agency ("Amplified"), our digital marketing services agency, offers a full suite of digital marketing solutions to local advertisers.
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
•Grow digital audiences by transforming the way we present local news and information.
•Expand our digital subscription base and revenue through audience growth and continued conversion of our massive digital audiences.
•Diversify and expand offerings for advertisers through our vast array of rapidly growing digital products, our large digitally adept sales force, and Amplified, our full-service digital agency.

RESULTS OF OPERATIONS
Three Months Ended June 23, 2024
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 23, 2024	June 25, 2023	Percent Change

Operating revenue:
Print advertising revenue	18,941	29,216	(35.2)%
Digital advertising revenue	49,903	49,904	—%
Advertising and marketing services revenue	68,844	79,120	(13.0)%
Print subscription revenue	47,605	61,842	(23.0)%
Digital subscription revenue	20,701	15,715	31.7%
Subscription revenue	68,306	77,557	(11.9)%
Print other revenue	8,278	9,773	(15.3)%
Digital other revenue	5,150	4,860	6.0%
Other revenue	13,428	14,633	(8.2)%
Total operating revenue	150,578	171,310	(12.1)%
Operating expenses:
Compensation	59,278	63,582	(6.8)%
Newsprint and ink	4,096	6,346	(35.5)%
Other operating expenses	74,177	80,010	(7.3)%
Depreciation and amortization	6,850	7,478	(8.4)%
Assets gain on sales, impairments and other	(1,421)	(900)	57.9%
Restructuring costs and other	3,795	3,780	0.4%
Total operating expenses	146,775	160,296	(8.4)%
Equity in earnings of associated companies	1,122	1,194	(6.0)%
Operating income	4,925	12,208	(59.7)%
Non-operating income (expense):
Interest expense	(10,082)	(10,235)	(1.5)%
Pension and OPEB related benefit and other, net	617	555	11.2%
Total non-operating expense, net	(9,465)	(9,680)	(2.2)%
(Loss) income before income taxes	(4,540)	2,528	NM
Income tax (benefit) expense	(849)	394	NM
Net (loss) income	(3,691)	2,134	NM

(Loss) earnings per common share:
Basic	(0.73)	0.26	NM
Diluted	(0.73)	0.25	NM
References to the “2024 Quarter” refer to the three months ended June 23, 2024. Similarly, references to the “2023 Quarter” refer to the three months ended June 25, 2023.
Operating Revenue
Total operating revenue was $150.6 million in the 2024 Quarter, down $20.7 million, or 12.1%, compared to the 2023 Quarter.

Advertising and marketing services revenue totaled $68.8 million in the 2024 Quarter, down 13.0% compared to the 2023 Quarter. Print advertising revenues were $18.9 million in the 2024 Quarter, down 35.2% compared to the 2023 Quarter due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not meet profitability standards. Digital advertising and marketing services totaled $49.9 million in the 2024 Quarter, flat compared to the 2023 Quarter. Digital advertising and marketing services represented 72.5% of the 2024 Quarter total advertising and marketing services revenue, compared to 63.1% in the same period last year.
Subscription revenue totaled $68.3 million in the 2024 Quarter, down 11.9% compared to the 2023 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 23% since the 2023 Quarter and now total 748,000. Digital-only subscription revenue grew 31.7% compared to the 2023 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $1.2 million, or 8.2%, in the 2024 Quarter compared to the 2023 Quarter. Digital services revenue totaled $5.2 million in the 2024 Quarter, a 6.0% increase compared to the 2023 Quarter. Commercial printing revenue totaled $4.4 million in the 2024 Quarter, a 13.7% decrease compared to the 2023 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $75.8 million in the 2024 Quarter, an increase of 7.5% over the 2023 Quarter, and represented 50.3% of our total operating revenue in the 2024 Quarter.
Equity in earnings of TNI and MNI decreased $0.1 million in the 2024 Quarter.
Operating Expenses
Total operating expenses were $146.8 million in the 2024 Quarter, a 8.4% decrease compared to the 2023 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 8.3% in the 2024 Quarter.
Compensation expense decreased $4.3 million in the 2024 Quarter, or 6.8%, compared to the 2023 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $2.3 million in the 2024 Quarter, or 35.5%, compared to the 2023 Quarter. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $5.8 million in the 2024 Quarter, or 7.3%, compared to the 2023 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is primarily attributable to lower delivery and other print-related costs due to lower volumes of our print edition.
Restructuring costs and other was flat compared to the 2023 Quarter. Restructuring costs and other include severance costs, litigation expenses, and restructuring expenses.
Depreciation and amortization expense decreased $0.6 million, or 8.4%, in the 2024 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets gain on sales, impairments and other, was a net gain of $1.4 million in the 2024 Quarter compared to a net gain of $0.9 million in the 2023 Quarter. Assets gain on sales, impairments and other in the 2024 Quarter were primarily due to the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in an operating income of $4.9 million in the 2024 Quarter compared to operating income of $12.2 million in the 2023 Quarter.

Non-operating Income and Expense
Non-operating income and expense decreased by $0.2 million, or 2.2%. The decrease is primarily driven by a decrease in Interest expense of $0.2 million, or 1.5%, to $10.1 million in the 2024 Quarter, compared to the same Quarter last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9% at the end of the 2024 Quarter and 2023 Quarter.
Income Tax (Benefit) Expense
We recorded an income tax benefit of $0.8 million, or 18.7% of pretax loss in the 2024 Quarter. In the 2023 Quarter, we recognized an income tax expense of $0.4 million, or 15.6% of pretax income.
Net income (loss) and Earnings (Loss) Per Share
Net loss was $3.7 million and diluted loss per share were $0.73 for the 2024 Quarter compared to net income of $2.1 million and diluted earnings per share of $0.25 for the 2023 Quarter. The change reflects the various items discussed above.

Nine Months Ended June 23, 2024
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 23, 2024	June 25, 2023	Percent Change

Operating revenue:
Print advertising revenue	62,118	102,503	(39.4)%
Digital advertising revenue	141,747	143,903	(1.5)%
Advertising and marketing services revenue	203,865	246,406	(17.3)%
Print subscription revenue	148,443	193,799	(23.4)%
Digital subscription revenue	60,429	42,039	43.7%
Subscription revenue	208,872	235,838	(11.4)%
Print other revenue	24,839	30,542	(18.7)%
Digital other revenue	15,230	14,343	6.2%
Other revenue	40,069	44,885	(10.7)%
Total operating revenue	452,806	527,129	(14.1)%
Operating expenses:
Compensation	175,757	207,859	(15.4)%
Newsprint and ink	13,101	20,244	(35.3)%
Other operating expenses	221,247	249,353	(11.3)%
Depreciation and amortization	21,438	23,097	(7.2)%
Assets loss (gain) on sales, impairments and other	4,727	(4,255)	NM
Restructuring costs and other	12,199	8,120	50.2%
Total operating expenses	448,469	504,418	(11.1)%
Equity in earnings of associated companies	3,869	3,534	9.5%
Operating income	8,206	26,245	(68.7)%
Non-operating income (expense):
Interest expense	(30,427)	(31,144)	(2.3)%
Pension and OPEB related benefit and other, net	1,096	2,255	(51.4)%
Curtailment/Settlement gains	3,593	—	NM
Total non-operating expense, net	(25,738)	(28,889)	(10.9)%
Loss before income taxes	(17,532)	(2,644)	NM
Income tax benefit	(3,438)	(1,237)	NM
Net loss	(14,094)	(1,407)	NM

Loss per common share:
Basic	(2.68)	(0.56)	NM
Diluted	(2.68)	(0.56)	NM
References to the “2024 Period” refer to the nine months ended June 23, 2024. Similarly, references to the “2023 Period” refer to the nine months ended June 25, 2023.

Operating Revenue
Total operating revenue was $452.8 million in the 2024 Period, down $74.3 million, or 14.1%, compared to the 2023 Period.
Advertising and marketing services revenue totaled $203.9 million in the 2024 Period, down 17.3% compared to the 2023 Period. Print advertising revenues were $62.1 million in the 2024 Period, down 39.4% compared to the 2023 Period due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not meet profitability standards. Digital advertising and marketing services totaled $141.7 million in the 2024 Period, down 1.5% compared to the 2023 Period. Digital advertising and marketing services represented 69.5% of the 2024 Period total advertising and marketing services revenue, compared to 58.4% during the 2023 Period.
Subscription revenue totaled $208.9 million in the 2024 Period, down 11.4% compared to the 2023 Period. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 23% since the 2023 Period and now total 748,000. Digital-only subscription revenue grew 43.7% compared to the 2023 Period.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $4.8 million, or 10.7%, in the 2024 Period compared to the 2023 Period. Digital services revenue totaled $15.2 million in the 2024 Period, a 6.2% increase compared to the 2023 Period. Commercial printing revenue totaled $13.1 million in the 2024 Period, a 14.8% decrease compared to the 2023 Period, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $217.4 million in the 2024 Period, an increase of 8.5% over the 2023 Period, and represented 48.0% of our total operating revenue in the 2024 Period.
Equity in earnings of TNI and MNI increased $0.3 million in the 2024 Period.
Operating Expenses
Total operating expenses were $448.5 million in the 2024 Period, a 11.1% decrease compared to the 2023 Period. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 14.1% in the 2024 Period.
Compensation expense decreased $32.1 million in the 2024 Period, or 15.4%, compared to the 2023 Period from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $7.1 million in the 2024 Period, or 35.3%, compared to the 2023 Period. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $28.1 million in the 2024 Period, or 11.3%, compared to the 2023 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss (gain) on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially increases in investments to fund our digital growth strategy partially offset by investments to fund our digital growth strategy.
Restructuring costs and other increased $4.1 million in the 2024 Period, or 50.2%, compared to the 2023 Period, respectively. The increase is primarily driven from closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, and advisor expenses.
Depreciation and amortization expense decreased $1.7 million in the 2024 Period, or 7.2%, compared to the 2023 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets loss (gain) on sales, impairments and other, was a net loss of $4.7 million in the 2024 Period compared to a net gain of $4.3 million in the 2023 Period. Assets loss (gain) on sales, impairments and other in the 2024 Period were primarily due to non-cash charges of $7.6 million that were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets. The 2023 Period were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in an operating income of $8.2 million in the 2024 Period compared to operating income of $26.2 million in the 2023 Period.
Non-operating Income and Expense
Interest expense decreased $0.7 million, or 2.3%, to $30.4 million in the 2024 Period, compared to the same period last year. The decrease was due to a lower outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2024 Period and 2023 Period.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $4.7 million of periodic pension and other postretirement benefits in the 2024 Period compared to $0.9 million in the 2023 Period. The increase was attributable due to the Company recognizing a non-cash curtailment gain of $1.2 million in the 2024 Period as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, during the 2024 Period, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants, representing a $22.6 million pension plan liability. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of Income and Comprehensive Income. Both assets and liabilities of the plan were reduced by $22.6 million.
Income Tax Benefit
We recorded an income tax benefit of $3.4 million, or 19.6% of pretax loss in the 2024 Period. In the 2023 Period, we recognized an income tax benefit of $1.2 million, or 46.8% of pretax loss.
Net loss and Loss Per Share
Net loss was $14.1 million and diluted loss per share were $2.68 for the 2024 Period compared to net loss of $1.4 million and diluted loss per share of $0.56 for the 2023 Period. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Net (loss) income	(3,691)	2,134	(14,094)	(1,407)
Adjusted to exclude
Income tax (benefit) expense	(849)	394	(3,438)	(1,237)
Non-operating expenses, net	9,465	9,680	25,738	28,889
Equity in earnings of TNI and MNI	(1,122)	(1,194)	(3,869)	(3,534)
Depreciation and amortization	6,850	7,478	21,438	23,097
Restructuring costs and other	3,795	3,780	12,199	8,120
Assets (gain) loss on sales, impairments and other, net	(1,421)	(900)	4,727	(4,255)
Stock compensation	474	462	1,189	1,384
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,323	1,406	4,644	4,128
Adjusted EBITDA	14,824	23,240	48,534	55,185

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023

Operating expenses	146,775	160,296	448,469	504,418
Adjustments
Depreciation and amortization	6,850	7,478	21,438	23,097
Assets (gain) loss on sales, impairments and other, net	(1,421)	(900)	4,727	(4,255)
Restructuring costs and other	3,795	3,780	12,199	8,120
Cash Costs	137,551	149,938	410,105	477,456
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated strong positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures for at least the next twelve months. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash provided by operating activities totaled $1.4 million in 2024 Period compared to cash required by operating activities of $1.7 million in 2023 Period, an increase of $3.1 million. The increase was driven by an increase in working capital of $5.7 million, primarily related to favorable change in accounts receivable partially offset by a decrease in operating results of $2.6 million (defined as net loss adjusted for non-working capital items).
Investing Activities
Cash provided by investing activities totaled $0.5 million in the 2024 Period compared to cash provided by investing activities of $5.3 million in the 2023 Period. 2024 Period and 2023 Period included $7.1 million and $7.2 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total approximately $10.0 million in 2024, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $3.0 million in the 2024 Period compared to $2.8 million in 2023 Period. Debt reduction accounted for nearly all the usage of funds in both periods.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $13.4 million on June 23, 2024. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Item 3.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 24, 2023 and June 23, 2024, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation the Company has concluded that, because the material weakness in the Company's internal control that existed as of September 24, 2023 and have not been remediated by the end of the period covered by this report, our disclosure controls and procedures were not effective.
The material weakness identified by the Company is described below:
•Management did not design and implement controls to assess the reliability of certain internally generated information, or evaluate information received from certain third-party service providers, that are relevant to certain revenue recognized in the Company's Consolidated Financial Statements.
Remediation Plans and Actions
Management is committed to remediating the material weakness that has been identified and maintaining an effective system of disclosure controls and procedures. During fiscal 2023 and 2024, management executed certain actions steps to remediate the material weakness, including:

•Established a project team to review, evaluate and remediate the material weakness in internal controls over financial reporting.

•Invested in new technology and human capital in the development of new internal controls.

•Expanded Corporate Compliance function to lead management's efforts related to effective control design, documentation and implementation, as well as remediate ineffective controls.

•Implemented a new revenue IT system through collaboration among finance, accounting, sales, and IT with the focus on centralizing our products fulfillment process.

•Coordinated the flow of data with many of our third-party fulfillment vendors to improve processes surrounding customer acceptance and evidence of fulfillment.

•Retained Deloitte & Touche LLP to validate the design of these new controls prior to being reviewed by our independent registered public accounting firm.

•Implemented six additional internal controls focused on addressing the material weakness in internal controls over financial reporting. The new controls were implemented in the third quarter and will be tested by the Company’s independent registered accounting firm beginning in the fourth quarter.

Management will continue to execute the remediation steps outlined above until the material weakness is remediated. The material weakness will not be considered remediated until the remediated and/or newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. We expect the material weakness to be remediated by the end of the fiscal year 2024. We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively.
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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 2, 2024
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)