Form 10-K
period 2024-09-29
LEE ENTERPRISES, Inc
filed 2024-12-13
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 29, 2024
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registrant's public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 24, 2024, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $76,612,787. As of November 30, 2024 6,189,997 shares of Common Stock $0.01 par value were outstanding.
Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

References to "Lee", "the Company", “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries. References to "2024", "2023", "2022" and the like refer to the fiscal years ended the last Sunday in September.
PART I
ITEM 1. BUSINESS

Lee Enterprises, Incorporated is a leading digital-first subscription business dedicated to delivering high-quality, trusted, and intensely local news, information, advertising, and marketing services. We serve 73 mid-sized communities across 26 states, engaging over 771,000 digital subscribers through our rapidly growing digital platform. Our mission is to enrich communities by providing engaging local content, enhancing subscriber experiences, and empowering more than 25,000 local advertisers with a comprehensive suite of omni-channel advertising and marketing solutions.

Our diverse portfolio includes digital subscription platforms, daily, weekly, and monthly newspapers, and niche products, all tailored to deliver original local content alongside national and international news. These products are accessible in both digital and print formats, with real-time updates available through our websites and mobile apps.

Operating predominantly in mid-sized communities, our offerings range from prominent daily newspapers and their digital counterparts—such as the St. Louis Post-Dispatch and The Buffalo News—to non-daily newspapers and digital platforms serving smaller towns. By combining deep local insights with innovative digital solutions, Lee Enterprises is transforming the way communities stay informed and connected.

Technology, media, and consumer behavior are experiencing a seismic shift driven by the rise of generative AI. This groundbreaking innovation is transforming how information is created, shared, and consumed, offering an unprecedented opportunity for media companies to adapt, innovate, and solidify their role as trusted providers of news and information.

As a local news organization operating across 26 states, Lee is uniquely positioned to succeed in this evolving landscape. Our communities depend on us not only for unbiased reporting but also as the vital connection that brings together neighbors, leaders, and businesses. Leveraging the transformative potential of generative AI, we are enhancing our commitment to truth, transparency, and service—ensuring we remain a cornerstone of the communities we serve in this dynamic new era.

While monetization opportunities of our content and data continue to grow, we generate revenue today primarily through advertising and marketing services, subscriptions to our digital and print products, and digital services, primarily through our majority-owned subsidiary, BLOX Digital, our software as a service content platform.

Advertising and Marketing Services Lee provides comprehensive advertising and marketing services tailored to local, regional, and national businesses. Our advertising revenue streams are categorized as follows:

•Digital Advertising: Display and targeted advertising on our owned and operated digital platforms.

•Digital Marketing Services: Offered through Amplified, our suite includes targeted display, video, OTT (over-the-top), hyper targeted AI advertising, custom content, web development, social media management, search engine marketing, events, email campaigns, and other advanced marketing strategies.

•Print Advertising: Display advertising featured in our daily and non-daily print publications.

•Preprinted Inserts: Advertising distributed within our daily and non-daily print products.

Digital advertising and marketing services remain a cornerstone of our strategic priorities for 2025. Our advertising teams utilize an omni-channel sales approach, integrating the reach of our owned and operated platforms with the capabilities of Amplified. This approach enables us to provide a full suite of digital marketing solutions.

Leveraging a nationally scaled sales force, proprietary ad technology, and robust analytics, we deliver data-driven, customized advertising solutions. Using AI-powered media planning, we craft targeted, integrated campaigns to help advertisers connect with their intended audiences effectively.

Subscription Business

Lee offers a range of subscription options, including digital-only subscriptions, full-access subscriptions, and single-copy sales.

•Digital-Only Subscriptions: This rapidly growing segment offers access to our content exclusively through digital platforms. Expanding our digital-only subscriber base and revenue remains a top strategic priority for 2025.

•Full-Access Subscriptions: Provide comprehensive access to our content across multiple platforms, including print editions (delivered or available for pickup), websites, smartphone and tablet apps, and e-editions. Pricing varies significantly by market and delivery frequency. Like broader industry trends, print subscription volumes declined in 2024.

To drive digital-only subscription growth, we employ several key strategies:

•Investing in relevant, trusted, and hyper-local news and information that deeply connects with our communities.

•Launching brand marketing campaigns to highlight the value and appeal of our content.

•Continuously enhancing the subscriber experience to improve engagement and satisfaction.

•Converting organic website traffic into subscribers through on-platform promotions, paywalls, and dynamic metering systems.

We also implement a variety of pricing strategies, such as discounted introductory offers, to encourage trial usage and build habituation before transitioning subscribers to standard rates.

This multi-faceted approach ensures we remain a trusted source of information while capitalizing on the opportunities of the digital-first era.
We generate revenue primarily through advertising and marketing services, subscriptions to our digital and print products, and digital services, primarily through our majority-owned subsidiary, BLOX Digital.
Digital advertising and marketing services remain a key strategic priority for us in 2025. Our advertising teams deploy an omni-channel sales approach that leverages our owned and operated products with Amplified to offer a full suite of digital advertising and marketing services. Through our nationally scaled sales force, proprietary ad tech, and sophisticated reporting and analytics, we believe we are well positioned to solve advertising solutions for our advertisers. Through our AI-driven media planning process, we present our advertisers with targeted, integrated solutions that help them reach their intended audiences.
Advertising and marketing services revenues are subject to moderate seasonality primarily due to fluctuations in advertising volumes tied to holidays and seasonal advertising in our first fiscal quarter.
Digital Services Revenue – In 2024, almost all of our digital services revenue is from BLOX Digital. BLOX Digital, operated through our 82.5% owned subsidiary INN Partners, L.C., is one of the largest web-hosting and content management SaaS providers in North America and offers modern integrated digital publishing and content management solutions for creating, distributing, and monetizing multimedia content.
•BLOX Digital services more than 2,000 daily customers, including media publications, universities, television stations and niche publishers, including Lee.
•Including intercompany revenue generated from our markets, revenue at BLOX Digital grew 10.4% in 2024 and totaled $38.6 million.

•We made significant investments in BLOX Digital in 2024 including enhancing its product capabilities that include an AI driven digital platform that offers a personalized mobile news app, a smart paywall, and an AI assistant tool.

Other Revenue - Excluding digital services revenue, other revenue is comprised mainly of commercial printing and delivery of third-party products.
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
Amplified competes with other digital marketing solutions agencies as well as other media companies which have a similar strategy for digital marketing solutions. While some of our competitors enjoy competitive advantages such as greater name recognition, longer histories as well as greater financial resources, we believe we compete favorably and our product capabilities meet customer requirements due to our data-driven, omni-channel sales approach, our experienced digital sales force, and our overall customer satisfaction.
The number of competitors in any given market varies; however all of the forms of competition noted above exist to some degree in all of our markets.
STRATEGIC INITIATIVES

Our strategy emphasizes technology leadership through partnerships, products, and operational excellence. There are three pillars to our strategy:

1. Expand Our Audience with Compelling Local Content

Lee is committed to maintaining its leadership position as a trusted provider of local news and information by delivering best-in-class digital experiences. We focus on enhancing consumer engagement and growing audiences by offering relevant, useful, and engaging content through a multi-media approach that leverages AI and includes video, audio, and written content.

In 2025, we plan to make targeted investments to improve the user experience of our digital products, particularly on mobile platforms, and aim to personalize news and content that amplifies and extends our audiences. By recruiting top talent and leveraging data to enhance subscriber retention, we aim to provide our local consumers with trusted, high-quality content that drives digital audience growth and subscription conversions.

Our proprietary local content, presented on best-in-class multimedia platforms and augmented by new and engaging video channels, is designed to not only grow audiences but also increase monetization opportunities.

2. Accelerate Digital Subscription Growth

As the fastest-growing local media digital subscription business, Media Company continues to achieve significant growth in digital-only subscribers. In 2024, digital-only subscriptions increased by 7%, reaching over 771,000 subscribers and offsetting declines in traditional full-access subscriptions. More than 53% of our full-access subscribers have also activated their digital access.

Our strategy includes leveraging data and analytics to target our extensive addressable market of 26 million unique visitors, converting them into digital subscribers. With these efforts, we aim to achieve substantial growth in digital-only subscribers, targeting over 1.2 million by 2028.

This digital transformation is not only a strategic imperative but also an environmentally sustainable one. By shifting to digital platforms, we reduce energy consumption at production hubs, newsprint usage, and the environmental impact of fossil-fuel-driven distribution channels.

3. Diversify and Expand Offerings for Local Advertisers

Our advertising and marketing solutions provide a robust platform for local advertisers to achieve scale both within and beyond our markets.

•Amplified Digital Solutions: Through Amplified, our full-service digital agency, we create sophisticated campaigns on both our owned-and-operated sites and third-party platforms. These campaigns use auction-based ad buying and are tailored to meet the specific needs and scale of each advertiser.

•Omni-Channel Sales Approach: Our highly skilled and digitally adept salesforce—the largest and most proficient in our markets—works closely with local businesses to provide tailored advertising solutions.

•Advanced Metrics and Collaboration: Collaborating with Google and other ad tech providers, we deliver advanced metrics and analytics to ensure campaign effectiveness and ROI.
NEWSPAPERS AND MARKETS
The Company, including our investments in TNI Partners ("TNI") in Tucson, AZ and Madison Newspapers, Inc. ("MNI") in Madison, WI, publish the following daily newspapers and maintain the following primary digital sites:

			September 2024 (3)	2024 Monthly Average ('000s)
Newspaper	Primary Website	Location	Digital & Print Subscribers (4)	Unique Visitors	Page Views

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	87,358	2,642	21,952
Buffalo News	buffalonews.com	Buffalo, NY	78,433	1,679	22,154
Tulsa World	tulsaworld.com	Tulsa, OK	64,352	958	7,988
Omaha World Herald	omaha.com	Omaha, NE	62,498	1,356	16,391
Wisconsin State Journal (1)	madison.com	Madison, WI	58,758	1,294	13,255
Richmond Times-Dispatch	richmond.com	Richmond, VA	46,896	970	10,530
Arizona Daily Star (2)	azstarnet.com	Tucson, AZ	42,980	1,179	2,977
The Times	nwitimes.com	Munster, Valparaiso, and Crown Point, IN	40,311	832	7,237
Billings Gazette	billingsgazette.com	Billings, MT	35,849	665	5,966
Lincoln Journal Star	journalstar.com	Lincoln, NE	34,977	885	8,164
The Press of Atlantic City	pressofatlanticcity.com	Atlantic City, NJ	22,684	649	5,016
Roanoke Times	roanoke.com	Roanoke, VA	21,917	471	4,744
Quad-City Times	qctimes.com	Davenport, IA	20,432	453	4,073
Winston Salem Journal	journalnow.com	Winston-Salem, NC	20,101	538	4,810
The Pantagraph	pantagraph.com	Bloomington, IL	18,768	415	4,705
Greensboro News-Record	greensboro.com	Greensboro, NC	18,563	433	3,259
Freelance-Star	fredericksburg.com	Fredericksburg, VA	16,860	244	2,962
Missoulian	missoulian.com	Missoula, MT	15,615	303	3,723
The Bismarck Tribune	bismarcktribune.com	Bismarck, ND	12,021	315	4,422
Waco Tribune-Herald	wacotrib.com	Waco, TX	11,840	295	2,495
Other Daily Publications			347,178	8,496	69,434
Other Non-Daily Publications			26,598	1,035	2,841
Total			1,104,989	26,107	229,098
(1)Owned by MNI
(2)Owned by Star Publishing and published through TNI
(3)Source: Company statistics.
(4)Digital & Print Subscribers represents the subscriber volumes as of September 29, 2024.
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

EMPLOYEES AND HUMAN CAPITAL RESOURCES
We believe the foundation of our business is the people and employees who support our business strategy. A major focus in 2024 was investing in top digital talent to carry out our Three Pillar Digital Growth Strategy and position us to achieve our long-term growth targets.
At September 29, 2024, we had 3,047 employees, including 373 part-time employees, exclusive of TNI and MNI. Full-time equivalent employees in 2024 totaled approximately 2,897 of which 366 are represented by unions. We consider our relationships with our employees to be good. We are committed to creating an equitable and inclusive workplace that also reflects the diversity of our local readers and communities in which we serve.

We remain deeply committed to fostering diversity within our organization by continuously evaluating and enhancing our hiring practices, broadening our recruitment efforts, offering skill-building opportunities focused on diverse storytelling, and crafting business strategies that engage historically underserved communities. These initiatives position us to build a more representative workforce at every level, strengthening our company’s culture and driving long-term success.
CORPORATE GOVERNANCE AND PUBLIC INFORMATION
We have a long history of sound corporate governance practices. Currently, our Board of Directors has affirmatively determined that eight of its nine members are independent, including all members of the Board's Audit, Executive Compensation, and Nominating and Corporate Governance committees. The Audit and Risk Management Committee approves all services to be provided by our independent registered public accounting firm and its affiliates.
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
•Our ability to maintain our listing Nasdaq;
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
Our business and the companies with which we do business are subject to risks and uncertainties caused by factors beyond our control. Such factors include economic pressures related to high inflation, rising interest rates, economic weakness or recession, as well as geopolitical and public health events such as the wars in Ukraine and Israel, pandemics, and workforce expectations.
In the past, these and other similar conditions and events have resulted in, and could lead to, a tightening of credit and capital markets, lower levels of liquidity, lower consumer and business spending, unemployment, declines in real estate values, increases in employee-related costs, and other adverse economic conditions. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. In addition, printing and distribution costs, including the costs of paper and ink, are a significant expense for the Company. We expect increases in these costs in the near-term from various factors, including increases in the cost of raw materials, energy, labor, transportation, and distribution, due to inflation and other adverse factors on the economy.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the business and trading price of our common stock.
As a public company, we are required to maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, Section 404 of the Sarbanes-Oxley Act requires us to perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Compliance with Section 404 may require us to incur substantial accounting expenses and expend significant management efforts. In the past, our testing has revealed and in the future may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC, Nasdaq, or other applicable regulatory authorities.
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
At September 29, 2024, the carrying value of our goodwill was $328.0 million, the carrying value of mastheads was $10.9 million, and the carrying value of our amortizable intangible assets was $59.2 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.
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

Generative Artificial Intelligence (AI), as a new and emerging technology, subjects us to risks involving security, protection of intellectual property, ethical concerns, brand trust, reputational harm, legal liability, and the maintenance and growth of revenue streams.

The safe and responsible integration of AI functionality as it rapidly evolves presents emerging ethical and legal challenges, and the use of such technologies may result in diminished brand trust and reputational harm. Our competitors are integrating AI into their business practices which may result in competitive harm and the need to allocate significant resources to protect intellectual property. To responsibly remain competitive, we must develop and maintain our digital platform and ethically integrate new AI functionality in accordance with evolving compliance requirements. Developments in the AI field will simultaneously increase both competition and liability risks while also altering the market for our services. In addition, the use of AI by bad actors presents increasingly complex and sophisticated security threats to our confidential subscriber, employee, and Company data, and we must make additional efforts to maintain network security.
Risk Related to Competition from Digital Media
Our operating revenue may be materially adversely affected if we do not successfully respond to the shift in newspaper readership and advertising expenditures away from traditional print media and towards digital media. Significant capital investments may be needed to respond to this shift.
Currently, a primary source of revenue is from advertising and marketing services, which accounts for 45% of our revenue. Subscription revenue accounts for 46% of our revenue. The media publishing industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. The media publishing industry also continues to be affected by demographic shifts, with older generations preferring more traditional print newspaper delivery and younger generations consuming news through digital media. Also, the revenues generated by media publishing companies have been affected significantly by the shift in advertising expenditures towards digital media.
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
See “Strategic Initiatives” in Item 1, included herein, for additional information on about our print and digital audiences.

We compete with a large number of companies in the local media industry, including digital media businesses and, if we are unable to compete effectively, our advertising and subscription revenues may decline.
We compete for audiences and advertising revenue with newspapers and other media such as web-based digital platforms (e.g., Alphabet, Amazon, Meta, TikTok etc.), magazines, broadcast, cable and satellite television, radio, direct mail, and billboards. As the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and free Internet sites that contain abbreviated versions of our publications. Some of our current and potential competitors have greater financial and other resources than we have. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected.
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
At its inception, the aggregate principal amount and applicable interest rate of the Term Loan was $576.0 million and 9% annual rate, respectively, the proceeds of which were used to refinance our then-outstanding debt and fund the acquisition of BH Media and Buffalo News. The Term Loan is collateralized by all Company assets. Currently, the Term Note has an aggregate principal outstanding amount of $445.9 million. Our ability to make scheduled payments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal and interest on our debt.
If our cash flow and capital resources are insufficient to fund our debt obligations, we could face liquidity issues and be forced to reduce or delay investments, acquisitions, and capital expenditures or sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure investors we would be able to take any of these alternative actions, such actions would be permitted under the terms of the Credit Agreement, and, even if successful, that such actions would permit us to meet our scheduled debt service obligations.
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
Certain actions, including our ability to incur additional indebtedness, require the consent of our lender which, if not provided, would limit our ability to take advantage of future opportunities.

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
We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. These technologies and systems also help us manage many of our internal controls over financial reporting, disclosure controls and procedures and financial systems. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches resulting from accidental events (such as human error) or deliberate attacks. Moreover, the techniques used to attempt attacks and the perpetrators of such attacks are constantly expanding. We face threats both from use of malicious code (such as malware, viruses, and ransomware), employee theft or misuse, advanced persistent threats, and phishing and denial-of-service attacks. The Company has complied with all applicable legal requirements relating to this activity. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, the Company will incur increased costs to secure its technology environment and there can be no guarantee that the Company’s and our third-party vendors’ actions, security measures and controls designed to prevent, detect or respond to security breaches, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent and various controls, automated procedures and financial systems could be compromised.
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
Our pension and postretirement plans invest in a variety of equity and fixed income securities. Future volatility and disruption in the securities markets could cause declines in the asset values of our pension and postretirement plans. In addition, a decrease in the discount rates or changes to mortality estimates and other assumptions used to determine the liability could increase the benefit obligation of the plans. Unfavorable changes to the plan assets and/or the benefit obligations could increase the level of required contributions above what is currently estimated, which could reduce the cash available for our business and debt service.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
(a) Definitions (extracted from 17 CFR 229.106)
The Company has adopted the definitions present in 17 CFR 229.106 for the following cybersecurity terms:
•Cybersecurity Incident: An unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through information systems that jeopardizes the confidentiality, integrity, or availability of information systems or any information residing therein.
•Cybersecurity Threat: A cybersecurity threat as any potential unauthorized occurrence on or conducted through its information systems that may adversely affect the confidentiality, integrity, or availability of information systems or any information residing therein.
•Information Systems: Electronic information resources owned or used by the organization, including physical or virtual infrastructure controlled by such information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of information to maintain or support its operations.
(b) Risk Management and Strategy
(1) Processes for Assessing, Identifying, and Managing Cybersecurity Risks:
The Company has established processes to assess, identify, and manage material risks arising from cybersecurity threats. These processes are integrated into the Company's' overall risk management system. Specifically:
•The addition of an experienced Chief Information Security Officer ("CISO") with over 25 years of experience to lead the IT Cybersecurity and Compliance team.
•Yearly risk assessment designed to help identify material cybersecurity risks to our Information Systems and Data.
•A security incident response team that is responsible for managing our cybersecurity risk, security controls, response, and reporting cybersecurity incidents.
•A cyber and data security incident response plan with policies and procedures for identifying, managing, and recovering from cybersecurity incidents, including escalating tiers of notification and reporting depending on an incident's nature and severity.
•The use of third-party service providers, where appropriate, to manage, assess, test, and assist with aspects of our security controls, such as:
◦24/7 Security Operations Center Managed Services ("SOC") to monitor our cyber environment, correlate logs from all technology assets to identify potential signs of compromise and perform threat hunt exercises.
◦Enterprise-grade email security system managed services.
◦Perform penetration tests, vulnerability assessments, and vulnerability scans of our customer-facing sites, among others.
◦Prevention of denial-of-service attacks
•Cybersecurity insurance designed to reduce the risk of loss resulting from cybersecurity incidents.

•Policies and procedures related to cybersecurity matters, including but not limited to Acceptable Standards of Use of Technology Systems, Confidential/Sensitive Information and Credit Card Handling Policy, encryption standards, antivirus protection, wireless and remote access, multi-factor authentication, access and change control, and physical security.
•Employee cybersecurity awareness by performing ongoing phishing exercises, and mandatory privacy and cybersecurity training (including spear phishing and other awareness training) for employees.
(2) Material Effects of Cybersecurity Threats:
The Company consistently identifies and evaluates cybersecurity threats that could significantly impact our business strategy, financial condition, and operational results. As of fiscal 2024 year-end, no significant cybersecurity threats or incidents have materially impacted our strategy or operational results.
For a description of the risks related to cybersecurity that may materially affect us and how they may do so, see the “Risk Factors—Risks Related to Cybersecurity” section of this Report.
(c) Governance
(1) Board of Directors Oversight:
The Board of Directors plays a crucial role in overseeing the Company's management of cybersecurity risks. The Audit and Risk Management Committee is specifically tasked with this responsibility, and it regularly reports to our Board regarding its activities, including those related to cybersecurity risk management. Our Board also receives periodic briefings from management on our cybersecurity risk management program, including presentations on cybersecurity topics from our Chief Transformation Officer, Chief Information Officer, internal information security team, and third-party experts.
These briefings cover the current threat landscape, ongoing cybersecurity initiatives, and the Company's response to significant incidents.
(2) Management’s Role in Cybersecurity Risk Management:
Management is actively involved in assessing and managing material risks from cybersecurity threats. The following processes are in place:
•Responsible Positions/Committees: The Chief Transformation Officer, Chief Information Officer, and Chief Information Security Officer are responsible for assessing and managing cybersecurity risks. The individuals in these roles possess extensive expertise in cybersecurity. Specifically, the Chief Transformation Officer has over 30 years of experience in extensive technology and executive leadership experience across diverse industries, the Chief Information Officer has over 25 years in Information Technology across multiple industries, and the Chief Information Security Officer has over 25 years in Security, Risk, Audit, and Compliance across various sectors, including both public and private.
•Monitoring and Response Processes: We have established processes to inform and monitor cybersecurity incidents for prevention, detection, and resolution using a 24/7 third-party SOC Managed Service. The SOC is responsible for providing alerts, updates, and remediation services as needed by monitoring all technology assets for potential signs of compromise and conducting threat hunt exercises.
•Reporting to the Board: Information about cybersecurity risks is regularly reported to the Board of Directors or its relevant committee. This reporting includes updates on the Company's cybersecurity risk profile, significant incidents, and the effectiveness of mitigation strategies.

ITEM 2. PROPERTIES
Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.

We have 17 print sites which print most of our dailies with the exception of 11 that are printed at third-party printers.
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

The Company was named as a defendant by a group of Plaintiffs acting on behalf of a proposed class of digital subscribers in a lawsuit in 2022. The lawsuit alleged that the Company violated the Video Privacy Protection Act (“VPPA”) by using pixels to track subscribers’ video viewing activity on Company websites and sharing it with Meta without consent.

The Company has agreed to a preliminary settlement with the Plaintiffs for $9.5 million, subject to required court approval. The Company expects the court approvals to be completed within the next 6 months. The entire settlement amount will be paid by the Company’s insurance carriers.

The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets, respectively.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed on Nasdaq.
At November 30, 2024, we had 3,968 registered holders of record of our Common Stock.
Our Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with the Company's Equity Interests or from the proceeds of a sale of the Company's Equity Interest. See Note 5 — Debt, of the Notes to Consolidated Financial Statements, included herein.
PERFORMANCE PRESENTATION
The following graph compares the percentage change in the cumulative total return of the Company, the Standard & Poor's 500 Stock Index, and a peer group index, in each case for the five years ended September 29, 2024 (with September 29, 2019, as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the year ended September 29, 2024, and for fiscal years 2023 and 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting estimates, which are those that are important to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments.
Intangible Assets, Other Than Goodwill
Local mastheads (e.g., publishing periodical titles, web site domain names, and trade names) are not subject to amortization. Non-amortized intangible assets are tested for impairment annually on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances suggest the asset might be impaired.
The quantitative impairment test consists of comparing the fair value of each masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2024, 2023, and 2022, we recognized impairment charges of $7.8 million, $7.7 million, and $14.2 million, respectively. As of September 29, 2024 the masthead carrying value is $10.9 million.
Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on intangible assets subject to amortization in 2024, 2023 or 2022.
Our quantitative impairment analysis includes several inputs that are considered estimates, these include royalty rates, discount rates, five-year revenue forecast, and long term growth rates. All of these estimates are subject to uncertainty as future results may or may not be achieved. In 2024, the royalty rates utilized a range from 0% to 1.0%; a 50-basis point decrease in royalty rates would result in an additional $4.6 million of impairment. The Company’s discount rate utilized in the analysis has ranged from 11.0% in 2022 to 12.5% in 2024, depending on market conditions. Increasing the discount rate by 100 basis points would result in an additional $0.1 million of impairment. The Company has had various revenue forecasts utilized in the analysis over different years.
Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional intangible asset impairment charges in the future.
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
The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return of assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. In 2024, we used an expected return of assets assumption of 5.0% for our pension plan assets and 6.0% for our postretirement and postemployment benefit plan assets.
A 50-basis point decrease in discount rates would result in an increase of $9.5 million to pension and $0.5 million to postretirement and postemployment benefits liabilities. A 50-basis point decrease in expected rate of return of assets results would result in an increase of $0.9 million to pension and $0.1 million postretirement and postemployment benefits expense.
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
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended September 29, 2024.

OPERATIONS
Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2024	2023	Percent Change	2022	Percent Change

Operating revenue:
Print advertising revenue	81,488	125,804	(35.2)%	184,963	(32.0)%
Digital advertising and marketing services revenue	194,213	193,173	0.5%	181,465	6.5%
Advertising and marketing services revenue	275,701	318,977	(13.6)%	366,428	(12.9)%
Print subscription revenue	197,584	252,591	(21.8)%	313,504	(19.4)%
Digital subscription revenue	84,331	60,700	38.9%	40,120	51.3%
Subscription revenue	281,915	313,291	(10.0)%	353,624	(11.4)%
Print other revenue	33,257	39,508	(15.8)%	42,962	(8.0)%
Digital other revenue	20,507	19,362	5.9%	17,955	7.8%
Other revenue	53,764	58,870	(8.7)%	60,917	(3.4)%
Total operating revenue	611,380	691,138	(11.5)%	780,969	(11.5)%
Operating expenses:
Compensation	234,581	266,907	(12.1)%	317,789	(16.0)%
Newsprint and ink	16,813	25,346	(33.7)%	30,101	(15.8)%
Other operating expenses	301,950	323,067	(6.5)%	344,905	(6.3)%
Depreciation and amortization	27,616	30,621	(9.8)%	36,544	(16.2)%
Assets loss on sales, impairments and other, net	11,193	1,882	NM	9,716	NM
Restructuring costs and other	19,253	12,673	51.9%	22,720	(44.2)%
Total operating expenses	611,406	660,496	(7.4)%	761,775	(13.3)%
Equity in earnings of associated companies	4,572	6,527	(30.0)%	5,657	15.4%
Operating income	4,546	37,169	(87.8)%	24,851	49.6%
Non-operating income (expense):
Interest expense	(41,232)	(41,471)	(0.6)%	(41,770)	(0.7)%
Pension withdrawal cost	—	(1,200)	(100.0)%	(2,335)	NM
Pension and OPEB related benefit (cost) and other, net	1,910	2,420	(21.1)%	19,022	(87.3)%
Curtailment/Settlement gains	3,593	—	NM	1,027	(100.0)%
Total non-operating expense, net	(35,729)	(40,251)	(11.2)%	(24,056)	67.3%
(Loss) income before income taxes	(31,183)	(3,082)	NM	795	NM
Income tax (benefit) expense	(7,610)	(349)	NM	698	NM
Net (loss) income	(23,573)	(2,733)	NM	97	NM

Loss per common share:
Basic	(4.35)	(0.90)	NM	(0.35)	NM
Diluted	(4.35)	(0.90)	NM	(0.35)	NM
We disposed of certain properties in each of 2024, 2023 and 2022.
Discussions of the year ended September 25, 2022 and comparison of the years ended September 24, 2023 and September 25, 2022 can be found in the "Management's Discussion and Analysis of Financial Condition

and Results of Operations" section of our Annual Report on Form 10-K for the year ended September 24, 2023, filed on December 8, 2023, which section is incorporated by reference herein.
To facilitate a comparison of our results without the impact of the 53rd week of revenues and expenses, certain revenue and expense trends, as described below, are presented on a comparative basis which is calculated by removing the 53rd week of revenue or expense in 2024.
OPERATING REVENUE
Revenue Comparison 2024-2023
Total operating revenue totaled $611.4 million in 2024, down $79.8 million, or 11.5%, compared to 2023. On a comparative basis total operating revenue declined 13.0%.
Advertising and marketing services revenue totaled $275.7 million in 2024, down $43.3 million, or 13.6% compared to 2023. On a comparative basis, Advertising and marketing services revenue declines 14.9%.
Digital advertising and marketing services revenue totaled $194.2 million in 2024, up 0.5% compared to 2023. On a comparative basis, revenue declined 0.9%. Digital advertising and marketing services revenue represented 70.4% of 2024 total advertising and marketing services revenue compared to 60.6% in 2023.
Print advertising revenues were $81.5 million in 2024, down $44.3 million, or 35.2% compared to 2023. On a comparative basis, print advertising revenue was down 36.5%. The decline is due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not meet profitability standards.
Subscription revenue totaled $281.9 million in 2024, or down 10.0%, compared to 2023. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 7.1% since 2023 and now total more than 771,000. Digital-only subscription revenue grew 38.9% compared to 2023. On a comparative basis, digital-only revenue grew 36.2%.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, totaled $53.8 million, a 8.7% decrease compared to 2023. On a comparative basis other revenue decreased 9.7%. Digital services revenue totaled $20.5 million in 2024, a 5.9% increase compared to 2023. On a comparative basis digital services revenue increased 5.3%. Commercial printing revenue totaled $17.5 million in 2024, a 13.0% decline compared to 2023, primarily driven by reduction in print volumes from our partners. On a comparative basis, commercial printing revenue was down 14.6%.
Total digital revenue including digital advertising revenue, digital-only subscription revenue and digital services revenue totaled $299.1 million in 2024, a 9.4% increase over 2023, and represented 48.9% of our total operating revenue in 2024, compared to 39.5% in 2023.
OPERATING EXPENSES
Operating Expense Comparison 2024-2023
Total operating expenses were $611.4 million, a 7.4% decrease compared to 2023. Cash Costs (a non-GAAP financial measure discussed below) were $553.3 million, a 10.1% decrease compared to 2023.
Compensation expense decreased $32.3 million in 2024, or a 12.1% decrease compared to 2023. The decrease is attributable to reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs decreased $8.5 million in 2024, or a 33.7% decrease compared to 2023. This decrease was attributable to declines in newsprint volumes.
Other operating expenses decreased $21.1 million in 2024, or a 6.5% decrease compared to 2023. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is primarily attributable to lower delivery and other print-related costs due to lower volumes of our print edition.
Restructuring costs and other totaled $19.3 million and $12.7 million in 2024 and 2023, respectively. Restructuring costs and other include severance costs, litigation expenses, and restructuring expenses. The increase is attributable to one-time costs to outsource certain operations.
Depreciation expense decreased $1.2 million, or 10.1%, in 2024. Amortization expense decreased $1.8 million, or 9.6%, in 2024. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets loss (gain) on sales, impairments and other was a net loss of $11.2 million in 2024 compared to a net loss of $1.9 million in 2023. Impairment losses in 2024 and 2023 totaled $7.8 million and $7.7 million for mastheads. Additionally, $1.3 million and $1.3 million of goodwill was allocated to the sale of certain non-core operations in 2024 and 2023, respectively. Assets loss (gain) on sales are part the Company's ongoing real estate and non-core asset monetization. They totaled a net loss of $2.2 million in 2024 and a net gain of $6.0 million in 2023.
Equity In Equity Investments
Equity in earnings of TNI and MNI decreased $2.0 million in 2024, or 30.0%, compared to 2023.
NON-OPERATING INCOME AND EXPENSES
Non-operating Income and Expense Comparison 2024-2023
Interest expense decreased $0.2 million, or 0.6%, to $41.2 million in 2024 due to lower debt balances. Our weighted average cost of debt was 9.0% in 2024 and 2023.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $5.1 million of periodic pension and other postretirement benefits in 2024 compared to $1.2 million in 2023. The increase was attributable due to the Company recognizing a non-cash curtailment gain of $1.2 million in 2024 as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, in 2024, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants, representing a $22.6 million pension plan liability. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Both assets and liabilities of the plan were reduced by $22.6 million.
INCOME TAX BENEFIT
In 2024, we recorded income tax benefit of $7.6 million, or 24.4% of pretax loss and in 2023, we recorded an income tax benefit of $0.3 million, or 11.3% of pretax loss. See Note 12 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.
NET INCOME AND EARNINGS PER SHARE
Net loss was $23.6 million in 2024 compared to net loss of $2.7 million in 2023.
Losses per share was $4.35 in 2024 compared to losses per share of $0.90 in 2023.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2024	2023	2022

Net (loss) income	(23,573)	(2,733)	97
Adjusted to exclude
Income tax (benefit) expense	(7,610)	(349)	698
Non-operating expenses, net	35,729	40,251	24,056
Equity in earnings of TNI and MNI	(4,572)	(6,527)	(5,657)
Assets loss on sales, impairments and other, net	11,193	1,882	9,716
Depreciation and amortization	27,616	30,621	36,544
Restructuring costs and other	19,253	12,673	22,720
Stock compensation	1,751	1,806	1,337
Add:
Ownership share of TNI and MNI EBITDA (50%)	5,519	7,604	6,541
Adjusted EBITDA	65,306	85,228	96,052

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

(Thousands of Dollars)	2024	2023	2022

Operating expenses	611,406	660,496	761,775
Adjustments
Depreciation and amortization	27,616	30,621	36,544
Assets loss on sales, impairments and other, net	11,193	1,882	9,716
Restructuring costs and other	19,253	12,673	22,720
Cash Costs	553,344	615,320	692,795

LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures for at least the next twelve months. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash provided from operating activities totaled $1.1 million in 2024 compared to cash required by operating activities of $3.2 million in 2023, an increase of $4.3 million. The increase was driven by an increase in working capital of $19.7 million, primarily related to favorable changes in accounts payable and unearned revenue partially offset by a decrease in operating results of $15.4 million (defined as net loss adjusted for non-working capital items).
Investing Activities
Cash provided by investing activities totaled $3.7 million in 2024 and $8.6 million in 2023. Capital spending totaled $9.2 million and $5.1 million in 2024 and 2023, respectively. Proceeds from sales of assets totaled $13.5 million and $12.0 million in 2024 and 2023, respectively.
Financing Activities
Cash required for financing activities totaled $9.8 million in 2024 and $7.1 million in 2023. Debt reduction accounted for the majority of the usage of funds in 2024 and 2023, respectively.
Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $9.6 million at September 29, 2024. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the September 29, 2024 (the "Evaluation Date"), using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the Evaluation Date, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
BDO USA, P.C., our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of September 29, 2024, which is included herein.
Remediation of Previously Reported Material Weaknesses
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2023, management had concluded the Company had a material weakness in internal control over financial reporting, specific to a) the Company's controls to assess the reliability of certain internally generated information, or evaluate information received from certain third-party service providers. To address the material weakness, during the fiscal year ended September 29, 2024 we:
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

•Retained Deloitte & Touche LLP to validate the design of these new controls.

•Implemented six additional internal controls focused on addressing the material weakness in internal controls over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than those implemented to address the material weakness as described above, there have been no changes in our internal control over financial reporting that occurred during the 14 weeks ended September 29, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Lee Enterprises, Incorporated
Davenport, Iowa

Opinion on Internal Control over Financial Reporting

We have audited Lee Enterprises, Incorporated’s (the “Company's”) internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 29, 2024 and September 24, 2023, the related consolidated statements of (loss) income and comprehensive (loss) income, (deficit) equity, and cash flows for each of the three fiscal years in the period ended September 29, 2024, and the related notes and our report dated December 13, 2024, expressed an unqualified opinion thereon.

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
December 13, 2024
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item, except for certain information related to our executive officers included under the caption “Executive Team” in Part I of this Annual Report, is included in our Proxy Statement to be filed in January 2025, which is incorporated herein by reference, under the captions “Proposal 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Our executive officers are those elected officers whose names and certain information are set forth under the caption “Executive Team” in Part 1 of this Annual Report.
We have a Code of Business Conduct and Ethics ("Code") that applies to all of our employees, including our principal executive officer, and principal financial and accounting officer. The Code is monitored by the Audit and Risk Management Committee of our Board of Directors and is annually affirmed by our directors and executive officers. We maintain a corporate governance page on our website which includes the Code. The corporate governance page can be found at www.lee.net by clicking on “Governance” under the "About" tab. A copy of the Code will also be provided without charge to any stockholder who requests it. Any future amendment to, or waiver granted by us from, a provision of the Code will be posted on our website.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item is included in our Proxy Statement to be filed in January 2025, which is incorporated herein by reference, under the captions, “Compensation of Non-Employee Directors”, “Executive Compensation” and “Compensation Discussion and Analysis”; provided, however, that the subsection entitled “Executive Compensation - Executive Compensation Committee Report” shall not be deemed to be incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is included in our Proxy Statement to be filed in January 2025, which is incorporated herein by reference, under the captions “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE
Information with respect to this Item is included in our Proxy Statement to be filed in January 2025, which is incorporated herein by reference, under the caption “Directors' Meetings and Committees of the Board of Directors”.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is included in our Proxy Statement to be filed in January 2025, which is incorporated herein by reference, under the caption “Relationship with Independent Registered Public Accounting Firm”.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
FINANCIAL STATEMENTS
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income - 53 weeks ended September 29, 2024, 52 weeks ended September 24, 2023 and 52 weeks ended September 25, 2022
Consolidated Balance Sheets - September 29, 2024 and September 24, 2023
Consolidated Statements of Stockholders' (Deficit) Equity - 53 weeks ended September 29, 2024, 52 weeks ended September 24, 2023 and 52 weeks ended September 25, 2022
Consolidated Statements of Cash Flows - 53 weeks ended September 29, 2024, 52 weeks ended September 24, 2023 and 52 weeks ended September 25, 2022
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm*

*BDO USA, P.C. Chicago, IL; PCAOB Firm ID#243

FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.
EXHIBITS
See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(Thousands of Dollars, Except Per Common Share Data)	2024	2023	2022

Operating revenue:
Advertising and marketing services	275,701	318,977	366,428
Subscription	281,915	313,291	353,624
Other	53,764	58,870	60,917
Total operating revenue	611,380	691,138	780,969
Operating expenses:
Compensation	234,581	266,907	317,789
Newsprint and ink	16,813	25,346	30,101
Other operating expenses	301,950	323,067	344,905
Depreciation and amortization	27,616	30,621	36,544
Assets loss on sales, impairments and other, net	11,193	1,882	9,716
Restructuring costs and other	19,253	12,673	22,720
Total operating expenses	611,406	660,496	761,775
Equity in earnings of associated companies	4,572	6,527	5,657
Operating income	4,546	37,169	24,851
Non-operating (expense) income:
Interest expense	(41,232)	(41,471)	(41,770)
Pension withdrawal cost	—	(1,200)	(2,335)
Pension and OPEB related benefit and other, net	1,910	2,420	19,022
Curtailment/Settlement gains	3,593	—	1,027
Total non-operating expense, net	(35,729)	(40,251)	(24,056)
(Loss) income before income taxes	(31,183)	(3,082)	795
Income tax (benefit) expense	(7,610)	(349)	698
Net (loss) income	(23,573)	(2,733)	97
Net income attributable to non-controlling interests	(2,272)	(2,534)	(2,114)
Loss attributable to Lee Enterprises, Incorporated	(25,845)	(5,267)	(2,017)
Other comprehensive (loss) income, net of income taxes	(6,923)	10,190	(25,534)
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(32,768)	4,923	(27,551)

Loss per common share:
Basic:	(4.35)	(0.90)	(0.35)
Diluted:	(4.35)	(0.90)	(0.35)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 29 2024	September 24 2023

ASSETS

Current assets:
Cash and cash equivalents	9,598	14,548
Accounts receivable, less allowance for credit losses: 2024 $6,514; 2023 $5,260	60,648	69,104
Inventories	5,643	7,504
Prepaids and other	21,884	15,373
Total current assets	97,773	106,529
Investments:
Associated companies	27,941	27,819
Other	6,042	5,572
Total investments	33,983	33,391
Property and equipment:
Land and improvements	6,420	12,366
Buildings and improvements	70,152	83,140
Equipment	196,312	213,714
Construction in process	5,625	2,453
	278,509	311,673
Less accumulated depreciation	234,137	250,439
Property and equipment, net	44,372	61,234
Operating lease right-of-use assets	34,882	40,822
Goodwill	328,040	329,504
Other intangible assets, net	70,075	94,988
Pension plan assets, net	4,663	10,843
Medical plan assets, net	23,300	21,565
Other	12,083	12,741
Total assets	649,171	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 29 2024	September 24 2023

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	8,139	7,755
Accounts payable	36,290	36,290
Compensation and other accrued liabilities	39,170	29,448
Unearned revenue	31,755	40,843
Total current liabilities	115,354	114,336
Long-term debt, net of current maturities	445,943	455,741
Operating lease liabilities	29,769	36,580
Pension obligations	561	586
Postretirement and postemployment benefit obligations	7,520	8,618
Deferred income taxes	28,403	41,351
Income taxes payable	3,456	5,809
Withdrawal liabilities and other	25,499	24,890
Total liabilities	656,505	687,911
Commitments and Contingent Liabilities (Note 17)
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 12,000 shares; issued and outstanding:	62	61
September 29, 2024; 6,190 shares; $0.01 par value
September 24, 2023; 6,064 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	262,470	260,832
Accumulated deficit	(292,341)	(266,496)
Accumulated other comprehensive income	19,920	26,843
Total Lee Enterprises, Inc.stockholders' (deficit) equity	(9,889)	21,240
Non-controlling interests	2,555	2,466
Total (deficit) equity	(7,334)	23,706
Total liabilities and (deficit) equity	649,171	711,617
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

	Amount			Shares
(Thousands of Dollars and Shares)	2024	2023	2022	2024	2023	2022

Common Stock:
Balance, beginning of year	61	60	59	6,064	5,979	5,889
Shares issued	1	1	1	126	85	90
Balance, end of year	62	61	60	6,190	6,064	5,979
Additional paid-in capital:
Balance, beginning of year	260,832	259,521	258,063
Stock compensation	1,751	1,806	1,487
Shares redeemed	(113)	(495)	(29)
Balance, end of year	262,470	260,832	259,521
Accumulated deficit:
Balance, beginning of year	(266,496)	(261,229)	(259,212)
Net (loss) income attributable to Lee Enterprises, Inc.	(25,845)	(5,267)	(2,017)
Balance, end of year	(292,341)	(266,496)	(261,229)
Accumulated other comprehensive income (loss):
Balance, beginning of year	26,843	16,653	42,187
Change in pension and postretirement benefits	(9,337)	13,364	(32,202)
Deferred income taxes, net	2,414	(3,174)	6,668
Balance, end of year	19,920	26,843	16,653
Non-controlling interests:
Balance, beginning of year	2,466	2,232	2,133
Net income	2,272	2,534	2,114
Distributions to minority owners	(2,183)	(2,300)	(2,015)
Balance, end of year	2,555	2,466	2,232
Total (deficit) equity	(7,334)	23,706	17,237	6,190	6,064	5,979
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2024	2023	2022

Cash provided by (required for) operating activities:
Net (loss) income	(23,573)	(2,733)	97
Adjustments to reconcile net (loss) income to net cash provided by (required for) operating activities:
Depreciation and amortization	27,616	30,621	36,544
Bad debt expense	13,633	6,942	5,190
Curtailment/Settlement gain	(3,593)	—	(1,027)
Pension withdrawal cost	—	1,200	2,335
Stock compensation expense	1,751	1,806	1,337
Asset loss on sales, impairments and other, net	11,193	1,882	9,716
Earnings, net of distributions, deemed returns on investment of TNI and MNI	(122)	(657)	(576)
Gain on sale of investment	—	(1,736)	—
Deferred income taxes	(10,535)	(4,542)	(4,377)
Pension contributions	—	—	(112)
Other, net	(1,287)	(2,290)	(2,015)
Changes in operating assets and liabilities:
Increase in receivables	(5,494)	(6,739)	(7,804)
Decrease (increase) in inventories and other	901	977	(3,088)
Decrease in accounts payable, unearned revenue, other accrued liabilities and operating lease obligations	(5,026)	(26,155)	(14,645)
Decrease in pension, postretirement and postemployment benefit obligations	(2,422)	(83)	(21,449)
Change in income taxes payable	(2,352)	345	(236)
Other	427	(2,019)	2,963
Net cash provided by (required for) operating activities	1,117	(3,181)	2,853
Cash provided by investing activities:
Purchases of property and equipment	(9,208)	(5,107)	(7,536)
Proceeds from sales of assets	13,456	11,952	14,835
Other, net	(517)	1,791	(386)
Net cash provided by investing activities	3,731	8,636	6,913
Cash required for financing activities:
Principal payments on long-term borrowings	(9,798)	(6,813)	(20,062)
Sale (purchases) of common stock transactions	—	(279)	369
Net cash required for financing activities	(9,798)	(7,092)	(19,693)
Net decrease in cash and cash equivalents	(4,950)	(1,637)	(9,927)
Cash and cash equivalents:
Beginning of year	14,548	16,185	26,112
End of year	9,598	14,548	16,185
The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 73 principally mid-sized media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 26 states.
1.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Consolidated Financial Statements include our accounts and those of our subsidiaries, all of which are wholly-owned, except for our 50% interest in TNI, 50% interest in MNI and 82.5% interest in BLOX Digital. TNI and MNI are accounted for under the equity method. Results of BLOX Digital are consolidated. In 2024, certain prior period amounts within the consolidated financial statements have been adjusted to conform with current period presentation. These matters did not change operating revenues, net income (loss), accumulated deficit, and earnings (losses) per share in all periods presented.
Fiscal Year
All of our enterprises use period accounting with the fiscal year ending on the last Sunday in September. References to "2024", "2023", "2022" and the like refer to the fiscal years ended the last Sunday in September. Fiscal years 2024 include 53 weeks of operations, 2023, and 2022 include 52 weeks of operations.
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

Inventories
Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 29, 2024 and September 24, 2023 are less than replacement cost by $0.8 million and $1.1 million, respectively.
The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 29, 2024	September 24, 2023

Newsprint - FIFO method	71	200
Newsprint - LIFO method	465	612
Other inventory - FIFO method	2,026	2,173
Specific identification	3,081	4,519
	5,643	7,504
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
Depreciation expense for 2024, 2023 and 2022 was $10.4 million, $11.6 million, and $14.4 million, respectively.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets are summarized in Note 4. Intangible assets include customer lists, newspaper subscriber lists and mastheads. Intangible assets subject to amortization are being amortized using the straight-line method except for intangible assets acquired with the acquisition of BH Media Group, Inc. and The Buffalo News, Inc. in 2020, which are being amortized in an accelerated manner consistent with the expected economic benefit.

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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The ROU asset is adjusted to include lease payments made to date and initial direct costs incurred and to deduct for lease incentives received and impairment recognized. As most of the Company's leases do not provide an implicit rate, We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve for the Company. This yield curve reflects the estimated rate that would have been paid by the Company to borrow on a collateralized basis over a similar term in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are accounted for together. See Note 6 for additional information related to leases.
Revenue Recognition
Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. See Note 2.
Restructuring Costs and Other
Restructuring costs and other primarily relate to severance expenses associated with involuntary terminations, litigation, business transformation efforts, and other expenses. These costs are expensed as incurred.
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
Contributions made to multiemployer plans are based on collective-bargaining agreements and are accounted for under guidance related to multiemployer plans, which essentially provides that contributions to such plans are expensed when due. Any withdrawal liability would be recognized at the point withdrawal from the plan becomes probable. See Note 9 for additional information.
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
Fixed income securities are valued based on the closing market price in an active market and are classified as Level 1. Certain investments in commingled funds are valued at the end of the period based upon the value of the underlying investments as determined by quoted market prices. Such investments are classified as Level 2. Certain fixed income securities are part of a collective investment fund for which there is no readily determinable fair value. This fund is valued at the net asset value of units held at the end of the period based upon the value of the underlying investments, which is determined using multiple approaches including by quoted market prices and by private market quotations. Such investments are excluded from the fair value hierarchy.
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
Uninsured Risks
We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not-reported claims. Other risks are insured and carry deductible losses of varying amounts. We have posted cash collateral totaling $6.7 million and $7.0 million at September 29, 2024 and September 24, 2023, respectively in support of our insurance programs recorded under Other on the Consolidated Balance Sheets.
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
In November 2023, the FASB issued guidance, ASU 2023-09, which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this will have on our Consolidated Financial Statements.
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
Payments for print and digital advertising revenue are due upon completion of our performance obligations at previously agreed upon rates. In instances where the timing of revenue recognition differs from the timing of invoicing, such timing differences are not large. As a result, we have determined that our contracts do not include a significant financing component. Depending on the product revenue is recognized over time or at the point in time in which performance obligations are met.
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
Other revenue
Other revenue primarily consists of digital services, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through BLOX Digital, are primarily comprised of contractual agreements to provide web hosting and content management services. As such, digital services revenue is recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis, with the exception of implementation fees which are recognized as deferred revenue and amortized over the contract period. Commercial printing and delivery revenue is recognized when the product is delivered to the customer.
The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	2024	2023	2022

Operating revenue:
Print advertising revenue	81,488	125,804	184,963
Digital advertising and marketing services revenue	194,213	193,173	181,465
Advertising and marketing services revenue	275,701	318,977	366,428
Print subscription revenue	197,584	252,591	313,504
Digital-only subscription revenue	84,331	60,700	40,120
Subscription Revenue	281,915	313,291	353,624
Print other revenue	33,257	39,508	42,962
Digital other revenue	20,507	19,362	17,955
Other revenue	53,764	58,870	60,917
Total operating revenue	611,380	691,138	780,969
Contract Liabilities: The Company’s primary source of unearned revenue is from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are the Company's only contract liability. Unearned revenue was $31.8 million as of September 29, 2024, $40.8 million as of September 24, 2023, and $49.9 million as of September 25, 2022. Revenue recognized in 2024, 2023 and 2022, that was included in the contract liability as of September 24, 2023, September 25, 2022 and September 26, 2021 was $38.5 million, $47.2 million, and $54.7 million, respectively.

Accounts receivable, excluding allowance for credit losses and contract assets, was $67.2 million, $74.4 million, $74.8 million as of September 29, 2024, September 24, 2023, and September 25, 2022 respectively. See Note 15 for Allowance for credit losses.
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
Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 29 2024	September 24 2023

ASSETS
Current assets	1,648	1,901
Investments and other assets	1,020	1,240
Total assets	2,668	3,141

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Liabilities	3,512	3,837
Members' equity (deficit)	(844)	(696)
Total liabilities and members' equity (deficit)	2,668	3,141
Summarized results of TNI are as follows:

(Thousands of Dollars)	2024	2023	2022

Operating revenue	27,360	31,076	34,153
Operating expenses	20,609	24,446	25,445
Operating income	6,751	6,630	8,708
Net income	6,655	7,142	8,708
Equity in earnings of TNI	3,328	3,571	4,354
TNI makes periodic distributions of its earnings. We received $3.2 million, $3.6 million, and $3.8 million in distributions in 2024, 2023 and 2022, respectively.
At September 29, 2024 and September 24, 2023, the carrying value of the Company's 50% investment in TNI is $15.1 million and $15.1 million, respectively. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12.4 million and other identified intangible assets of $2.3 million, certain of which have been amortized over their estimated useful lives. See Note 4.
TNI provides editorial services to the Company. Editorial service costs are included in other operating expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and totaled $3.9 million, $4.4 million, and $5.2 million in 2024, 2023 and 2022, respectively.
Madison Newspapers, Inc.
We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 29 2024	September 24 2023

ASSETS
Current assets	8,192	8,916
Investments and other assets	28,816	29,267
Total assets	37,008	38,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	5,296	6,352
Other liabilities	6,088	6,303
Stockholders' equity	25,624	25,528
Total liabilities and stockholders' equity	37,008	38,183
Summarized results of MNI are as follows:

(Thousands of Dollars)	2024	2023	2022

Operating revenue	41,323	44,109	47,621
Operating expenses, excluding restructuring costs, depreciation and amortization	31,619	30,654	37,922
Restructuring costs	221	143	169
Depreciation and amortization	483	539	672
Operating income	9,000	12,773	8,858
Net income	2,488	5,911	2,605
Equity in earnings of MNI	1,244	2,956	1,303
MNI makes periodic distributions of its earnings. We received $1.2 million, $2.2 million, and $1.3 million in distributions in 2024, 2023 and 2022, respectively.
We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and totaled $5.5 million, $5.4 million, and $5.6 million in 2024, 2023 and 2022, respectively.
At September 29, 2024 and September 24, 2023, the carrying value of the Company's 50% investment in MNI is $12.8 million and $12.8 million, respectively.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

(Thousands of Dollars)	2024	2023

Goodwill, gross amount	1,618,233	1,618,233
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	329,504	329,504
Disposal	(1,464)	—
Goodwill, end of year	328,040	329,504

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 29 2024	September 24 2023

Non-amortized intangible assets:
Mastheads	10,917	18,675
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,242	306,766
Less accumulated amortization	(203,084)	(230,453)
	59,158	76,313
Identified intangible assets	70,075	94,988
In 2024, the Company disposed $44.5 million of gross cost and accumulated amortization related to fully amortized customer and newspaper subscriber lists.
As discussed in Note 1, the Company reviews goodwill and non-amortized intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired in accordance with ASC Topic 350.
All of the Company’s goodwill is attributed to the single reporting unit, which has a negative carrying value as of September 29, 2024. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired, known as Step 0. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we would calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches. The Company performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was in excess of carrying value and as such, there was no impairment in 2024, 2023 and 2022. In 2024 and 2022, the Company sold certain non-core operations. Goodwill was allocated to these operations, which totaled $1.3 million and $1.3 million, respectively.
For mastheads, the calculated fair value includes Level 3 inputs that were determined using the relief from royalty method. The key assumptions used in the fair value estimates under the relief from royalty method are revenue and market growth, royalty rates for newspaper mastheads (the royalty rates utilized a range from 0.0% to 1.0%), estimated tax rates, and appropriate risk-adjusted weighted-average cost of capital (for 2024, 2023 and 2022, the weighted-average cost of capital used was 12.50%, 13.00% and 11.00%, respectively). These assumptions reflect Lee's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company's control. A 50-basis point decrease in royalty rates would result in an additional $4.6 million of impairment. Increasing the discount rate by 100 basis points would result in an additional $0.1 million of impairment. In 2024, 2023, and 2022, we recorded non-cash charges to reduce the carrying value of non-amortized intangible assets. Such charges are recorded in assets loss on sales, impairments and other in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We recorded deferred income tax benefits related to these charges. Changes in market conditions and declines in revenue lead to the impairment charges noted above.
A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2024	2023	2022

Non-amortized intangible assets	7,758	7,671	14,203
Property, equipment and other assets	—	—	—
	7,758	7,671	14,203
Amortization expense for 2024, 2023, and 2022 was $17.2 million, $19.0 million, and $22.2 million, respectively.

Annual amortization of intangible assets for the years ending September 2025 to September 2029 is estimated to be $11.2 million, $7.1 million, $7.1 million, $5.7 million, and $4.9 million, respectively.
5.    DEBT
On March 16, 2020 concurrent with closing the acquisition of BH Media Group, Inc. and The Buffalo News, Inc., the Company completed a comprehensive refinancing of its debt (the "2020 Refinancing"). The 2020 Refinancing consists of the Credit Agreement and Term Loan. The proceeds of the Term Loan were used, along with cash on hand, to refinance the Company's $431.5 million it incurred in 2014 (the "2014 Refinancing") as well as to fund the acquisition of BH Media Newspaper Business assets and the stock of Buffalo News for $140.0 million in cash. With the closing of this transaction, BH Finance became Lee's sole lender. Proceeds of the Term Loan were used to finance the acquisition of BH Media Group, Inc. and The Buffalo News, Inc., and refinance all of the Company's outstanding debt at par. The Term Loan matures in March 2045. The Company's debt is collateralized by all Company assets.
As of September 29, 2024 and September 24, 2023, the Company has $445.9 million and $455.7 million, respectively in aggregate principal debt outstanding under the Term Loan. The debt has a fixed interest rate of 9.0%.
During the twelve months ended September 29, 2024, we made principal debt payments of $9.8 million. Payments were from the sale of non-core assets. Future payments are contingent on the Company's ability to generate future Excess Cash Flow, as defined in the Credit Agreement.
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
Principal Payments
Voluntary prepayments under the Credit Agreement are not subject to call premiums and are payable at par, with the exception of the change-of-control provisions discussed below.
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
Our liquidity, consisting of cash on the balance sheet, totals $9.6 million at September 29, 2024. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 29, 2024.

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
We entered into a lease agreement between BH Media, as Landlord, and the Company, as Tenant, providing for the leasing of 68 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business ("BH Lease"). The BH Lease commenced on March 16, 2020. The BH Lease requires the Company to pay annual rent of $8.0 million, payable in equal payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments are subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the lease. As of September 29, 2024, the Company has earned monthly rent credits of $0.3 million, making current annual rent of $5.0 million.
During the period ended September 25, 2022, the Company permanently vacated office and distribution space related to 14 leases. The space was vacated as some of our locations have transitioned to long-term remote working arrangements and space consolidation. The abandonment of lease space is an indicator of impairment and the Company assessed the lease ROU asset and leasehold improvements for impairment. Estimates of fair value include Level 3 inputs which are subjective in nature and involve uncertainties and matters of significant judgment and are made at a specific point in time. During the period ended September 25, 2022, the Company recorded non-cash impairment losses of $7.8 million for right-of-use assets, which is recorded on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income under the line item assets loss (gain) on sales, impairments and other.
Total lease expense consists of the following:

(Thousands of Dollars)	2024	2023	2022
Operating lease costs	11,925	12,688	13,786
Variable lease costs	996	1,175	1,201
Short-term lease costs	301	355	217
Total Operating Lease Expense	13,222	14,218	15,204
Supplemental cash flow information related to our operating leases is as follows:

(Thousands of Dollars)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	12,540	13,403	14,325
Right-of-use assets obtained in exchange for operating lease liabilities	4,679	3,855	990

As of September 29, 2024, maturities of lease liabilities were as follows:

(Thousands of Dollars)
2025	11,814
2026	10,078
2027	8,067
2028	6,394
2029	5,808
Thereafter	4,715
Total lease payments	46,877
Less: interest	(8,969)
Present value of lease liabilities	37,908
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

	2024	2023
Weighted average remaining lease term	4.8 years	5.6 years
Weighted Average discount rate	7.91%	7.88%
7.    DEFINED BENEFIT PENSION PLAN
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
During September of 2022, as part of a pension de-risking strategy for the Plan, the Company, executed an agreement pursuant to which it transferred to a third-party insurance company (the "Insurer") $85.6 million of the Plan's liabilities in exchange for $81.4 million of Plan assets and recorded a non-cash settlement gain of $4.2 million in Pension and OPEB related benefit (cost) and other, net. Collectively, the transactions are known as the "Annuity Purchase"
During the year ended September 29, 2024, the Company offered a voluntary lump sum payment of future benefits to terminated vested participants in the defined benefit pension plan. The offer was accepted by 522 participants, representing a $22.6 million settlement of related pension plan liability. The Company recognized a non-cash settlement gain of $2.4 million, which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Pension plan assets and liabilities were reduced by $22.6 million.

The net periodic (benefit) cost components of our pension plan is as follows:

(Thousands of Dollars)	2024	2023	2022

Service cost for benefits earned during the year	5	19	488
Interest cost on projected benefit obligation	9,274	10,368	7,999
Expected return on plan assets	(9,382)	(10,192)	(18,261)
Amortization of net (gain) loss	(4)	10	(3,317)
Amortization of prior service benefit	848	852	641
Settlement gain	(2,409)	—	(4,245)
Curtailment gain	—	—	(1,027)
Net periodic pension cost (benefit)	(1,668)	1,057	(17,722)
Changes in projected benefit obligations (which approximates the accumulated benefit obligation at each period end) and plan assets are as follows:

(Thousands of Dollars)	2024	2023

Benefit obligation, beginning of year	199,187	210,806
Service cost	5	19
Interest cost	9,274	10,368
Actuarial loss (gain)	15,703	(9,876)
Benefits paid	(13,021)	(12,130)
Settlements	(22,620)	—
Benefit obligation, end of year	188,528	199,187
Fair value of plan assets, beginning of year:	210,031	211,058
Actual return on plan assets	19,957	12,638
Benefits paid	(13,021)	(12,130)
Administrative expenses paid	(1,155)	(1,535)
Settlements	(22,620)	—
Fair value of plan assets, end of year	193,192	210,031
Funded status	4,664	10,844
Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 29 2024	September 24 2023

Net pension assets	4,664	10,844
Accumulated other comprehensive income (before income taxes)	8,804	16,653
Amounts recognized in accumulated other comprehensive income (loss) are as follows:

(Thousands of Dollars)	September 29 2024	September 24 2023

Unrecognized net actuarial gain	12,550	21,246
Unrecognized prior service cost	(3,746)	(4,593)
	8,804	16,653

We expect to recognize $0.8 million of unrecognized prior service cost in net periodic pension costs in 2025.
Assumptions
Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 29 2024	September 24 2023

Discount rate	4.8	5.7
Interest crediting rate	2.5	2.5
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2024	2023	2022
Discount rate - service cost	5.8	5.8	5.4
Discount rate - interest cost	5.5	5.7	5.3
Expected long-term return on plan assets	5.0	5.0	5.0
For 2024, the expected long-term return on Plan assets is 5.0%. The assumptions related to the expected long-term return on Plan assets are developed through an analysis of historical market returns, current market conditions and composition of Plan assets.
For the year ended September 29, 2024, the most significant driver of the decrease in benefit obligation was the voluntary lump sum offering. Additionally, the Plan recognized actuarial losses due to decreases in bond yields that resulted in decreases to the discount rate. For the year ended September 24, 2023, the most significant driver of the decrease in benefit obligation was the actual return on assets exceeding expected returns and higher actuarial gains experienced by the Plan. The Plan recognized actuarial gains due to increases in bond yields that resulted in increases to the discount rate.
Plan Assets
The primary objective of our investment strategy is to satisfy our pension obligations at a reasonable cost. Assets are actively invested to achieve a 100% liability hedge (which includes fixed income investments and cash).
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
The weighted-average asset allocation of our pension assets, is as follows:

(Percent)	Policy Allocation	Policy Allocation	Actual Allocation
Asset Class	September 29 2024	September 24 2023	September 29 2024	September 24 2023
Fixed Income	100	—	95	—
Equity securities	—	25	—	25
Debt securities	—	65	—	62
Hedge fund investments	—	10	3	12
Cash and cash equivalents	—	—	2	1

Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.
Fair Value Measurements
The fair value hierarchy of pension assets at September 29, 2024 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	3,191	—	—
Fixed income securities	5,043	—	179,042	—
Hedge fund investments	5,931	—	—	—
The fair value hierarchy of pension assets at September 24, 2023 was as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	1,937	—	—
Domestic equity securities	2,252	30,885	—	—
International equity securities	—	7,565	5,644	—
Emerging equity securities	—	6,263	—	—
Debt securities	—	78,740	52,304	—
Hedge fund investments	24,441	—	—	—
There were no purchases, sales or transfers of assets classified as Level 3 in 2024 or 2023. Pension assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include five investments:

•
U.S. small cap value equity common/collective fund for which fund prices are not publicly available. This investment was completely liquidated during 2024, the balance was $2.3 million as of September 24, 2023. We can redeem this fund on a monthly basis.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The investment was completely liquidated during 2024, the balance was $11.7 million as of September 24, 2023. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $5.9 million and $12.7 million as of September 29, 2024 and September 24, 2023, respectively. We can redeem up to 50% of our investment in this fund twice per year.

•	Global long common/collective fund for which funds prices are not publicly available. The balance of this investment is $2.5 million as of September 29, 2024. We can redeem this fund on a daily basis.

•
Global long/short common/collective fund for which funds prices are not publicly available. The balance of this investment is $2.5 million as of September 29, 2024. We can redeem this fund on a daily basis.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax:

(Thousand of Dollars)	Pension and postretirement benefit plans
Balance at September 27, 2021	$42,187
Other comprehensive loss before reclassifications	$(20,866)
Amounts reclassified from accumulated other comprehensive income (a)(b)	$(4,668)
Net current period other comprehensive income (loss), net of taxes	$(25,534)
Balance at September 25, 2022	$16,653
Other comprehensive income before reclassifications	$10,750
Amounts reclassified from accumulated other comprehensive income(a)(b)	$(560)
Net current period other comprehensive income (loss), net of taxes	$10,190
Balance at September 24, 2023	$26,843
Other comprehensive loss before reclassifications	$(3,924)
Amounts reclassified from accumulated other comprehensive income(a)(b)(c)	$(2,999)
Net current period other comprehensive income (loss), net of taxes	$(6,923)
Balance at September 29, 2024	$19,920
(a) Accumulated other comprehensive income (loss) component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 7 - Defined Benefit Pension Plan and Note 8 - Postretirement and Postemployment Benefits.
(b) Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of tax impacts of $0.2 million, $0.2 million, $2.0 million for the years ended September 29, 2024, September 24, 2023, and September 25, 2022, respectively.
(c) Amounts reclassified from accumulated other comprehensive income (loss) include a pension settlement gain of $2.4 million for the year ended September 29, 2024. See Note 7 - Defined Benefit Pension Plan.
Cash Flows
Based on our forecast at September 29, 2024, we expect to make no contributions to our pension trust in 2025.
We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2025	15,591
2026	14,523
2027	14,405
2028	14,262
2029	14,096
2030-2033	66,122
Other Plans
We are the plan sponsor for other funded and unfunded defined benefit pension plans that are not considered material. The net benefit obligation for these plans are $0.6 million and $0.6 million at September 29, 2024 and September 24, 2023, respectively.
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
During the year ended September 29, 2024, the Company completed the outsourcing of certain printing operations, which ceased postretirement medical benefits for a group of employees. The Company recognized a non-cash curtailment gain of $1.2 million which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2024	2023	2022

Service cost for benefits earned during the year	50	68	108
Interest cost on projected benefit obligation	596	598	340
Expected return on plan assets	(1,279)	(1,182)	(1,053)
Amortization of net actuarial gain	(1,234)	(1,014)	(994)
Amortization of prior service benefit	(375)	(647)	(647)
Curtailment gain	(1,184)	—	—
Net periodic postretirement benefit	(3,426)	(2,177)	(2,246)
Changes in projected benefit obligations (which approximates the accumulated benefit obligation at each period end) and plan assets are as follows:

(Thousands of Dollars)	2024	2023

Benefit obligation, beginning of year	11,252	12,287
Service cost	50	68
Interest cost	596	598
Actuarial (gain) loss	1,215	(1,049)
Benefits paid, net of premiums received	(1,712)	(652)
Liability (gain)/loss due to curtailment	(1,184)	—
Benefit obligation, end of year	10,217	11,252
Fair value of plan assets, beginning of year	25,809	23,903
Actual return on plan assets	2,615	2,393
Employer contributions	858	165
Benefits paid, net of premiums and Medicare Part D subsidies received	(1,712)	(660)
Plan participant contributions	—	8
Fair value of plan assets at measurement date	27,570	25,809
Funded status	17,353	14,557
Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 29 2024	September 24 2023

Non-current assets	23,300	21,565
Postretirement benefit obligations	(5,947)	(7,008)
Accumulated other comprehensive income (before income tax benefit)	17,556	19,043

Amounts recognized in accumulated other comprehensive income (loss) before income tax benefit are as follows:

(Thousands of Dollars)	September 29 2024	September 24 2023

Unrecognized net actuarial gain	15,548	16,660
Unrecognized prior service benefit	2,008	2,383
	17,556	19,043
We expect to recognize $1.2 million and $0.3 million of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2025.
Assumptions
Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

(Percent)	September 29 2024	September 24 2023

Discount rate	4.6	5.6
Expected long-term return on plan assets	5.0	5.0
The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions, and composition of plan assets.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2024	2023	2022

Discount rate - service cost	5.2	5.9	5.5
Discount rate - interest cost	4.4	5.5	5.1
Expected long-term return on plan assets	5.0	5.0	5.0
For 2024, the expected long-term return on plan assets is 5.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.
Assumed health care cost trend rates are as follows:

(Percent)	September 29 2024	September 24 2023

Health care cost trend rates	18.9	3.9
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2034	2033
Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.
For the year ended September 29, 2024, the most significant driver of the decrease in benefit obligations for the plans was the curtailment, see above for details. For the year ended September 24, 2023, the most significant driver of the decrease in benefit obligations for the plans was the higher actual return on assets compared to expectations. The plans also recognized actuarial gains due to increases in bond yields that resulted in increases to the discount rates.
Plan Assets
Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at September 29, 2024 and September 24, 2023 is $0.5 million and $0.4 million, respectively, which are included within the tables below.
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
The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation		Actual Allocation
Asset Class	September 29 2024	September 24 2023	September 29 2024	September 24 2023

Equity securities	25	20	25	20
Debt securities	—	70	—	68
Fixed income securities	75	—	73	—
Hedge fund investment	—	10	—	12
Cash and cash equivalents	—	—	2	—
Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.
Fair Value Measurements
The fair value hierarchy of postretirement assets at September 29, 2024 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	436	—	—
Equity securities	—	6,983	—	—
Fixed income securities	—	20,392	—	—
Hedge fund investment	236	—	—	—

The fair value hierarchy of postretirement assets at September 24, 2023 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	93	—	—
Domestic equity securities	870	2,303	—	—
Emerging equity securities	—	535	—	—
International equity securities	—	814	600	—
Debt securities	—	17,615	—	—
Hedge fund investment	2,979	—	—	—
There were no purchases, sales or transfers of assets classified as Level 3 in 2024 or 2023. Postretirement assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include two investments:

•
U.S. small cap value equity common/collective fund for which fund prices are not publicly available. The balance of this investment is $— and $0.9 million as of September 29, 2024 and September 24, 2023, respectively. We can redeem this fund on a monthly basis.

•
Global equity long/short common/collective hedge fund-of-funds for which fund prices are established on a monthly basis. The balance of this investment is $0.2 million and $3.0 million as of September 29, 2024 and September 24, 2023, respectively. We can redeem up to 90% of our investment in this fund within 90-120 days of notice with the remaining distributed following completion of the audit of the Fund's financial statements for the year.

Cash Flows
Based on our forecast at September 29, 2024, we do not expect to contribute to our postretirement plans in 2025.
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
We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Gross Payments	Less Medicare Part D Subsidy	Net Payments

2025	853	—	853
2026	891	—	891
2027	909	—	909
2028	898	—	898
2029	881	—	881
2030-2033	3,990	—	3,990

Postemployment Plan
Our postemployment benefit obligation, which represents certain disability benefits, was $1.6 million at September 29, 2024 and $1.6 million at September 24, 2023.
9.    OTHER RETIREMENT PLANS
Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.
The defined contribution retirement plan costs were $3.1 million in 2024, $3.5 million in 2023, and $3.6 million in 2022.
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

Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2024	2023	Status	2024	2023	2022	Surcharge Imposed	EIN	Expiration Dates of CBAs

GCIU- Employer Retirement Fund	Critical	Critical	Implemented	—	—	—	No	91-6024903	N/A (1)

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust	Endangered	Endangered	Implemented	—	—	—	N/A	51-0138317	N/A (1)

CWA/ITU negotiated Pension Plan	Critical	Critical	Implemented	—	—	—	No	13-6212879	N/A (1)

IAM National Pension Fund	Green	Green	N/A	—	45	57	N/A	51-6031295	N/A (1)

Operating Engineers Central Pension Fund of the International Union of Operating Engineers and Participating Employers	Green	Green	N/A	—	32	50	N/A	36-6052390	N/A (1)
(1)The Company has withdrawn from the multiemployer plan
The Company has effectuated withdrawals from all multiemployer plans. We record estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of September 29, 2024 and September 24, 2023, we had $23.6 million and $25.1 million of accrued withdrawal liabilities. The liabilities reflect the estimated net present value of payments to the fund, payable over 20 years.

10.    COMMON STOCK
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
11.    STOCK OWNERSHIP PLANS
Total non-cash stock compensation expense is $1.8 million, $1.8 million. and $1.3 million, in 2024, 2023, and 2022, respectively.
At September 29, 2024, we have reserved 69,107 shares of Common Stock for issuance to employees under an incentive and non-statutory stock option and restricted stock plan approved by stockholders, of which 69,107 shares are available for granting of non-qualified stock options or issuance of restricted Common Stock.
Stock Options
Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.
A summary of stock option activity is as follows:

(Thousands of Shares)	2024	2023	2022

Outstanding, beginning of year	—	—	36
Exercised	—	—	(9)
Canceled	—	—	(27)
Outstanding, end of year	—	—	—
Exercisable, end of year	—	—	—

Weighted average prices of stock options are as follows:

(Dollars)	2024	2023	2022

Exercised	—	—	11.30
Cancelled	—	—	11.30
Outstanding, end of year	—	—	11.40
Restricted Common Stock
A summary of restricted Common Stock activity is as follows:

(Thousands of Shares)	2024	2023	2022

Outstanding, beginning of year	162	165	154
Granted	93	69	78
Vested	(35)	(62)	(66)
Forfeited	(1)	(10)	(1)
Outstanding, end of year	219	162	165
Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2024	2023	2022

Outstanding, beginning of year	21.14	21.21	16.70
Granted	9.56	17.87	30.01
Vested	11.79	17.27	20.93
Forfeited	14.24	24.04	23.60
Outstanding, end of year	17.74	21.14	21.21
Total unrecognized compensation expense for unvested restricted Common Stock at September 29, 2024 is $1.3 million, which will be recognized over a weighted average period of 1.4 years.
The total fair value of shares that vested during 2024, 2023, and 2022 were $0.4 million, $1.1 million, and $1.4 million, respectively.
Employee Stock Purchase Plans
We have 27,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 870 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2024, 2023, or 2022.

12.    INCOME TAXES
Income tax (benefit) expense consists of the following:

(Thousands of Dollars)	2024	2023	2022

Current Taxes:
Federal	2,430	4,528	4,932
State	488	(336)	142
	2,918	4,192	5,074
Deferred Taxes:
Federal	(9,388)	(4,973)	(3,913)
State	(1,140)	432	(463)
	(10,528)	(4,541)	(4,376)
Income tax expense	(7,610)	(349)	698
Income tax (benefit) expense related to operations differs from the amounts computed by applying the U.S. federal income tax rate to (loss) income before income taxes. The reasons for these differences are as follows:

(Percent of (Loss) Income Before Income Taxes)	2024	2023	2022

Computed “expected” income tax expense	21.0	21.0	21.0
State income tax benefit, net of federal tax benefit	3.8	(5.4)	(8.9)
Net income of associated companies	2.3	31.2	(77.2)
Resolution of tax matters	1.8	69.7	(32.2)
Remeasurement due to state rate changes	2.5	(84.0)	(11.2)
Non-deductible expenses	(3.6)	(28.5)	124.0
Provision to return adjustment	0.4	(0.5)	70.2
Valuation allowance	(2.4)	28.8	(123.3)
State net operating loss expiration	(3.0)	(12.8)	135.2
Wage credit, net addback	0.1	—	(7.5)
Warrant valuation	—	—	(1.9)
Interest and penalties	(0.3)	(9.0)	—
Recognition of basis differences	1.6	7.5	—
Other	0.2	(6.7)	—
	24.4	11.3	88.2

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 29 2024	September 24 2023

Deferred income tax liabilities:
Property and equipment	(5,327)	(8,461)
Identified intangible assets	(15,097)	(18,679)
ASC 842 - Leases DTL	(8,308)	(9,890)
Other	(2,145)	(2,298)
Investments	(31,473)	(31,296)
	(62,350)	(70,624)
Deferred income tax assets:
Allowance for credit losses	1,112	1,655
Pension and postretirement benefits	2,454	1,102
Interest deduction limitation	16,097	9,828
Operating loss carryforwards	25,267	25,749
ASC 842 - Leases DTA	9,306	11,037
Other	6,211	5,667
	60,447	55,038
Valuation allowance	(26,500)	(25,765)
Net deferred income tax liabilities	(28,403)	(41,351)
A reconciliation of 2024 and 2023 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2024	2023

Balance, beginning of year	14,914	18,242
Changes in tax positions for prior years	216	(687)
Increases (decrease) in tax positions for the current year	837	(347)
Lapse in statute of limitations	(1,796)	(2,294)
Balance, end of year	14,171	14,914
Approximately $11.4 million and $10.7 million of the gross unrecognized tax benefit balances for 2024 and 2023, respectively, relate to state net operating losses which are netted against deferred taxes on our Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.2 million at September 29, 2024. The Company does not expect that unrecognized tax benefits will fluctuate significantly in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $0.5 million at September 29, 2024 and $1.2 million at September 24, 2023. There were no amounts provided for penalties at September 29, 2024 or September 24, 2023.
At September 29, 2024 and September 24, 2023, we had a deferred tax asset of $16.1 million and $9.8 million, respectively, related to disallowed interest expense.
The valuation allowance increased from $25.8 million in 2023 to $26.5 million in 2024. During 2024, it was determined to be more likely than not that the Company would not be able to realize all of its disallowed interest expense carryforwards. Therefore, a valuation allowance was established on the amount of the deferred tax assets determined to not be realizable. The valuation allowance decreased by $0.9 million and $1.0 million in 2023 and 2022, respectively.

The Company is currently undergoing a New York Franchise Tax audit that includes fiscal year periods 2019 through 2021. Certain of the Company's state income tax returns for the year ended September 24, 2017 are open for examination. The Federal and remaining state returns are open beginning with the September 30, 2018 year.
At September 29, 2024, we have state tax benefits of approximately $43.3 million in net operating loss ("NOL") carryforwards. Of the NOL balance, $41.3 million expire between 2024 and 2044 and $2.0 million have an indefinite carryforward period. These NOL carryforwards result in a deferred income tax asset of $34.2 million at September 29, 2024, a portion of which is offset by a valuation allowance.
13.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value.
The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. Certain other investments totaling $4.4 million, including our 16.7% ownership of the non-voting common stock and 0.7% of the voting common stock of TCT, which represents 8.7% of total TCT stock, are carried at cost. Certain other investments totaling $1.7 million, which include securities held in trust under a deferred compensation arrangement, are carried at fair value with gains and losses reported in earnings. These represent Level 2 fair value measurements.
At September 29, 2024, we had no floating rate debt. Our fixed rate debt consists of $445.9 million principal amount of the Term Note. At September 29, 2024 the fair value is $398.6 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs for similar instruments. The inputs used in this measurement include the 20 year treasury rate as the risk free interest rate and a US high yield index option-adjusted spread. There has been no changes in the valuation approach and technique from prior periods.
14.    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted (losses) earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2024	2023	2022

Loss attributable to Lee Enterprises, Incorporated:	(25,845)	(5,267)	(2,017)

Weighted average Common Shares	6,145	6,037	5,946
Less non-vested restricted Common Shares	(201)	(170)	(167)
Basic weighted average Common Shares	5,944	5,867	5,779
Dilutive stock options and restricted Common Shares	—	—	—
Diluted weighted average Common Shares	5,944	5,867	5,779
Loss per common share:
Basic:	(4.35)	(0.90)	(0.35)
Diluted	(4.35)	(0.90)	(0.35)
For 2024, 2023, and 2022 we had 192,737, 48,955, and 74,304 weighted average shares, respectively, not considered in the computation of diluted earnings per share because the Company recorded net losses.

15.    ALLOWANCE FOR CREDIT LOSSES
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	2024	2023	2022

Balance, beginning of year	5,260	5,237	6,574
Additions charged to expense	13,633	6,942	5,190
Deductions from reserves	(12,379)	(6,919)	(6,527)
Balance, end of year	6,514	5,260	5,237
16.    OTHER INFORMATION
Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 29 2024	September 24 2023

Compensation	8,819	9,114
Retirement plans	272	327
Other	30,079	20,007
	39,170	29,448
Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2024	2023	2022

Interest	41,232	41,471	41,770
Income tax payments, net	7,374	3,722	5,311
Accumulated other comprehensive income (loss), net of deferred income taxes at September 29, 2024, and September 24, 2023, is related to pension and postretirement benefits.
17.    COMMITMENTS AND CONTINGENT LIABILITIES
Capital Expenditures
At September 29, 2024, we had construction and equipment purchase commitments totaling approximately $6.4 million.
Income Taxes
Commitments exclude unrecognized tax benefits to be recorded in accordance with ASC Topic 740, Income Taxes. We are unable to reasonably estimate the ultimate amount or timing of cash settlements with the respective taxing authorities for such matters. See Note 12.
We file income tax returns with the Internal Revenue Service and various state tax jurisdictions. From time to time, we are subject to routine audits by those agencies, and those audits may result in proposed adjustments. We have considered the alternative interpretations that may be assumed by the various taxing agencies, believe our positions taken regarding our filings are valid, and that adequate tax liabilities have been recorded to resolve such matters. However, the actual outcome cannot be determined with certainty and the difference could be material, either positively or negatively, to the Consolidated Statements of (Loss) Income and Comprehensive Income (Loss) in the periods in which such matters are ultimately determined. We do not believe the final resolution of such matters will be material to our consolidated financial position or cash flows.

We have various income tax examinations ongoing and at various stages of completion, but generally our income tax returns have been audited or closed to audit through 2014.
Legal Proceedings
We are involved in a variety of legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these matters. While we are unable to predict the ultimate outcome of these legal actions except for one case, which amounts are recognized in "Prepaids and Other" and "Compensation and other accrued liabilities" on the Consolidated Balance Sheets), it is our opinion that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole.
The Company was named as a defendant by a group of Plaintiffs acting on behalf of a proposed class of digital subscribers in a lawsuit in 2022. The lawsuit alleged that the Company violated the Video Privacy Protection Act (“VPPA”) by using pixels to track subscribers’ video viewing activity on Company websites and sharing it with Meta without consent.

The Company has agreed to a preliminary settlement with the Plaintiffs for $9.5 million, subject to required court approval. The entire settlement amount will be paid by the Company’s insurance carriers.

The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of September 29, 2024, respectively.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Lee Enterprises, Incorporated
Davenport, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated (the “Company”) as of September 29, 2024 and September 24, 2023, the related consolidated statements of (loss) income and comprehensive (loss) income, (deficit) equity, and cash flows for each of the three fiscal years in the period ended September 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 29, 2024 and September 24, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 13, 2024 expressed an unqualified opinion thereon.

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

Valuation of indefinite-lived mastheads

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s non-amortized intangible assets in mastheads are $10.9 million as of September 29, 2024. The Company reviews the indefinite-lived mastheads for impairment on an annual basis or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test consists of comparing the fair value of each masthead with its carrying amount. The Company determines fair value using the relief from royalty method, which utilizes a discounted cash flow model to determine the fair value of each masthead. The significant assumptions used in the determination of the fair value of indefinite-lived mastheads are the discount rate (weighted-average cost of capital) and royalty rates. During the year ended September 29, 2024, the Company recognized impairments of $7.8 million on these indefinite-lived mastheads.

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

The following are the primary procedures we performed to address this critical audit matter:

•Utilizing personnel with specialized skills and knowledge in valuation, who assisted in:

◦Evaluating the discount rate by developing an independent expectation range using independently obtained market data of guideline public companies and comparing to the rate used by the Company; and

◦Evaluating the royalty rates by (i) evaluating management’s profit-split analysis and (ii) comparing them to a range based on publicly available royalty rates.

We have served as the Company's auditor since 2021.

/s/ BDO USA, P.C.

Chicago, Illinois
December 13, 2024

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

4.2 *
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

10.9 *	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

Number	Description
10.10 *	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.11 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.12.1+ *	Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (effective February 19, 2020) (Exhibit 4.2 to Registration Statement on Form S-8 (Reference No. 333-237605) filed on April 8, 2020)

10.12.2+*	Form of Restricted Stock Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.2 to Form 8-K filed on February 23, 2016)

10.12.3+ *	Form of Incentive Stock Option Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.3 to Form 8-K filed on February 23, 2016)

10.12.4+ *	Form of Non-Qualified Stock Option Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.4 to Form 8-K filed on February 23, 2016)

10.13 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.14+ *	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.15.1+*
Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its President and Chief Executive Officer (Exhibit 10.31.2 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.15.2+*	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers (Exhibit 10.31.3 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.16+*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.32 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.17+*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Effective February 22, 2017) (Appendix B to Schedule 14A Definitive Proxy Statement for 2017)

19 *	Lee Enterprises, Incorporated Insider Trading Policy effective as of September 21, 2023 (Exhibit 19 of the Annual Report on Form 10-K for the Fiscal Year ended September 24, 2023)

21	Subsidiaries and associated companies

23	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

24	Power of Attorney

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*
Lee Enterprises, Incorporated Recovery of Erroneously Awarded Executive Compensation Policy effective as of September 21, 2023 (Exhibit 97 to to Annual Report on Form 10-K for the Fiscal Year Ended September 24, 2023)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December 2024.
LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 13th day of December 2024.

Signature

/s/ Steven C. Fletcher	Director
Steven C. Fletcher

/s/ Margaret R. Liberman	Director
Margaret R. Liberman

/s/ Mary E. Junck	Director
Mary E. Junck

/s/ Brent M. Magid	Director
Brent M. Magid

/s/ Shaun E. McAlmont	Director
Shaun E. McAlmont

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Madeline McIntosh	Director
Madeline McIntosh

/s/ Jonathan Miller	Director
Jonathan Miller

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
Timothy R. Millage