Form 10-Q
period 2024-12-29
LEE ENTERPRISES, Inc
filed 2025-02-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 29, 2024
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

As of January 31, 2025, 6,190,939 shares of Common Stock of the Registrant were outstanding.

References to “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2025”, “2024" and the like refer to the fiscal years ended the last Sunday in September.
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	December 29, 2024	September 29, 2024

ASSETS

Current assets:
Cash and cash equivalents	6,122	9,598
Accounts receivable, net	59,539	60,648
Inventories	6,231	5,643
Prepaid and other current assets	20,409	21,884
Total current assets	92,301	97,773
Investments:
Associated companies	27,713	27,941
Other	6,090	6,042
Total investments	33,803	33,983
Property and equipment:
Land and improvements	6,377	6,420
Buildings and improvements	69,821	70,152
Equipment	191,923	196,312
Construction in process	7,165	5,625
	275,286	278,509
Less accumulated depreciation	232,454	234,137
Property and equipment, net	42,832	44,372
Operating lease right-of-use assets	31,886	34,882
Goodwill	323,858	328,040
Other intangible assets, net	66,600	70,075
Pension plan assets, net	4,962	4,663
Medical plan assets, net	23,729	23,300
Other	12,997	12,083
Total assets	632,968	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	December 29, 2024	September 29, 2024

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,818	8,139
Current maturities of long-term debt	—	—
Accounts payable	44,795	36,290
Compensation and other accrued liabilities	36,088	39,170
Unearned revenue	30,285	31,755
Total current liabilities	118,986	115,354
Long-term debt, net of current maturities	445,943	445,943
Operating lease liabilities	26,962	29,769
Pension obligations	552	561
Postretirement and postemployment benefit obligations	7,516	7,520
Deferred income taxes	28,236	28,403
Income taxes payable	3,509	3,456
Withdrawal liabilities and other	25,441	25,499
Total liabilities	657,145	656,505
Commitments and Contingent Liabilities (Note 9)
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	62	62
December 29, 2024; 6,190 shares; $0.01 par value
September 29, 2024; 6,190 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	262,569	262,470
Accumulated deficit	(309,089)	(292,341)
Accumulated other comprehensive income	19,805	19,920
Total Lee Enterprises, Inc. Stockholders' deficit	(26,653)	(9,889)
Non-controlling interests	2,476	2,555
Total deficit	(24,177)	(7,334)
Total liabilities and deficit	632,968	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended
(Thousands of Dollars, Except Per Common Share Data)	December 29, 2024	December 24, 2023

Operating revenue:
Advertising and marketing services	66,590	70,887
Subscription	64,997	71,339
Other	12,975	13,452
Total operating revenue	144,562	155,678
Operating expenses:
Compensation	60,254	59,676
Newsprint and ink	3,616	4,843
Other operating expenses	74,680	74,776
Depreciation and amortization	6,265	7,295
Assets gain on sales, impairments and other, net	(929)	(1,469)
Restructuring costs and other	5,150	4,265
Total operating expenses	149,036	149,386
Equity in earnings of associated companies	1,122	1,541
Operating (loss) income	(3,352)	7,833
Non-operating (expense) income:
Interest expense	(10,282)	(10,131)
Pension and OPEB related benefit and other, net	653	186
Curtailment/Settlement gains	—	3,593
Total non-operating expense, net	(9,629)	(6,352)
(Loss) income before income taxes	(12,981)	1,481
Income tax expense	3,243	248
Net (loss) income	(16,224)	1,233
Net income attributable to non-controlling interests	(524)	(545)
(Loss) income attributable to Lee Enterprises, Incorporated	(16,748)	688
Other comprehensive loss, net of income taxes	(115)	(2,314)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(16,863)	(1,626)
(Loss) earnings per common share:
Basic:	(2.80)	0.12
Diluted:	(2.80)	0.12
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF DEFICIT
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 30, 2024	(292,341)	62	262,470	19,920	2,555	(7,334)
Shares redeemed	—	—	(331)	—	—	(331)
Loss attributable to Lee Enterprises, Incorporated	(16,748)	—	—	—	524	(16,224)
Stock compensation	—	—	430	—	—	430
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(603)	(603)
December 29, 2024	(309,089)	62	262,569	19,805	2,476	(24,177)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 25, 2023	(266,496)	61	260,832	26,843	2,466	23,706
Shares redeemed	—	—	(96)	—	—	(96)
Income attributable to Lee Enterprises, Incorporated	688	—	—	—	545	1,233
Stock compensation	—	—	214	—	—	214
Other comprehensive loss	—	—	—	(2,286)	—	(2,286)
Deferred income taxes, net	—	—	—	(28)	—	(28)
Distributions to minority owners	—	—	—	—	(553)	(553)
December 24, 2023	(265,808)	61	260,950	24,529	2,458	22,190
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Cash provided by (required for) operating activities:
Net (loss) income	(16,224)	1,233
Adjustments to reconcile net loss to net cash (required for) provided by operating activities:
Depreciation and amortization	6,265	7,295
Bad debt expense	3,474	3,724
Curtailment/Settlement gain	—	(3,593)
Stock compensation expense	430	214
Assets gain on sales, impairments and other, net	(929)	(1,469)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	228	(59)
Deferred income taxes	(131)	(645)
Other, net	(603)	(550)
Changes in operating assets and liabilities:
Increase in receivables	(2,682)	(3,040)
Increase in inventories and other	(406)	(66)
(Decrease) increase in accounts payable and other accrued liabilities	4,197	64
Decrease in pension and other postretirement and postemployment benefit obligations	(893)	(418)
Change in income taxes payable	52	(2,105)
Other	(115)	(505)
Net cash (required for) provided by operating activities	(7,337)	80
Cash provided by investing activities:
Purchases of property and equipment	(1,553)	(1,030)
Proceeds from sales of assets	5,414	3,145
Other, net	—	(20)
Net cash provided by investing activities	3,861	2,095
Cash required for financing activities:
Principal payments on long-term debt	—	(1,580)
Common stock transactions, net	—	221
Net cash required for financing activities	—	(1,359)
Net (decrease) increase in cash and cash equivalents	(3,476)	816
Cash and cash equivalents:
Beginning of period	9,598	14,548
End of period	6,122	15,364
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of December 29, 2024, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2024 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2025 ends September 28, 2025, and fiscal year 2024 ended September 29, 2024. Fiscal year 2025 includes 52 weeks of operations and 2024 included 53 weeks of operations. Because of seasonal and other factors, the results of operations for the three months ended December 29, 2024, are not necessarily indicative of the results to be expected for the full year.
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
2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Operating revenue:
Print advertising revenue	19,861	24,435
Digital advertising and marketing services revenue	46,729	46,452
Advertising and marketing services revenue	66,590	70,887
Print subscription revenue	43,432	51,872
Digital subscription revenue	21,565	19,467
Subscription revenue	64,997	71,339
Print other revenue	7,888	8,492
Digital other revenue	5,087	4,960
Other revenue	12,975	13,452
Total operating revenue	144,562	155,678
Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.
Contract Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the three months ended December 29, 2024, that was included in the contract liability as of September 29, 2024, was $19.4 million.
Accounts receivable, excluding allowance for credit losses was $65.4 million and $67.2 million as of December 29, 2024, and September 29, 2024, respectively. Allowance for credit losses was $5.9 million and $6.5 million as of December 29, 2024, and September 29, 2024, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	December 29, 2024	September 29, 2024

Balance, beginning of year	6,514	5,260
Additions charged to expense	3,474	13,633
Deductions from reserves	(4,123)	(12,379)
Balance, end of year	5,865	6,514
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Operating revenue	6,533	6,991
Operating expenses	5,206	4,681
Operating income	1,327	2,310
Net income	1,250	1,155
Equity in earnings of TNI	625	578
TNI makes periodic distributions of its earnings and for the three months ended December 29, 2024, and December 24, 2023, we received $0.5 million and $1.2 million in distributions, respectively.
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
Summarized results of MNI are as follows:

	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Operating revenue	9,759	10,602
Operating expenses, excluding restructuring costs, depreciation and amortization	7,455	7,810
Restructuring costs	—	61
Depreciation and amortization	90	120
Operating income	2,214	2,611
Net income	994	772
Equity in earnings of MNI	497	386
MNI makes periodic distributions of its earnings and in the three months ended December 29, 2024 and December 24, 2023, we received $0.9 million and $0.4 million in distributions, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	December 29, 2024	September 29, 2024

Goodwill, beginning of period	328,040	329,504
Allocated to sold operations	(4,182)	(1,464)
Goodwill, end of period	323,858	328,040
Non-amortized intangible assets:
Mastheads	10,917	10,917
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,242
Less accumulated amortization	(206,463)	(203,084)
	55,683	59,158
Total intangibles, net	390,458	398,115
The weighted average amortization period for amortizable assets is approximately ten years.
During the three months ended December 29, 2024, the Company sold certain non-core operations. Goodwill was allocated to these operations, which totaled $4.2 million.
5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $445.9 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On December 29, 2024, the fair value was $383.3 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs for similar instruments.

During the three months ended December 29, 2024, we made no principal debt payments. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of December 29, 2024, $— million was recognized as current maturities of long-term debt in the Consolidated Balance Sheets due to non-core asset monetization.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have one defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through December 29, 2024, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Service cost for benefits earned during the period	1	1
Interest cost on projected benefit obligation	2,034	2,515
Expected return on plan assets	(2,319)	(2,453)
Amortization of net (gain) loss	—	(2)
Amortization of prior service benefit	212	212
Settlement gain	—	(2,409)
Net periodic pension (benefit) cost	(72)	(2,136)

POSTRETIREMENT MEDICAL PLANS	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Service cost for benefits earned during the period	1	13
Interest cost on projected benefit obligation	108	149
Expected return on plan assets	(410)	(320)
Amortization of net gain	(292)	(308)
Amortization of prior service benefit	(71)	(94)
Curtailment gain	—	(1,184)
Net periodic postretirement benefit	(664)	(1,744)
In the three months ended December 29, 2024 and December 24, 2023, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2025.
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of December 29, 2024 and September 29, 2024, we had $23.3 million and $23.6 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax expense of $3.2 million related to loss before taxes of $13.0 million for the three months ended December 29, 2024. We recorded an income tax expense of $0.2 million related to income before taxes of $1.5 million for the three months ended December 24, 2023. The effective income tax rate for the three months ended December 29, 2024, was 25.0%. The effective income tax rate for the three months ended December 24, 2023, was 16.7%.

The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, changes in valuation allowance, and adjustments to reserves for uncertain tax positions, including any related interest.

We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 30 state and local jurisdictions. We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2016.
8    (LOSS) EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 29, 2024	December 24, 2023

(Loss) income attributable to Lee Enterprises, Incorporated:	(16,748)	688
Weighted average common shares	6,192	6,080
Less weighted average restricted Common Stock	(204)	(170)
Basic average common shares	5,988	5,910
Dilutive restricted Common Stock	—	26
Diluted average common shares	5,988	5,936
(Loss) earnings per common share:
Basic	(2.80)	0.12
Diluted	(2.80)	0.12
For the three months ended December 29, 2024 and December 24, 2023 we had no and 128,019 weighted average shares, respectively, not considered in the computation of diluted earnings per share because the Company recorded net losses.
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
9    COMMITMENTS AND CONTINGENT LIABILITIES
Legal Proceedings
We are involved in a variety of legal actions that arise in the normal course of business. Insurance coverage mitigates potential loss for certain of these matters. While we are unable to predict the ultimate outcome of these legal actions except for the case described below, which amounts are recognized in "Prepaids and Other" and "Compensation and other accrued liabilities" on the Consolidated Balance Sheets, it is our opinion that the disposition of these matters will not have a material adverse effect on our Consolidated Financial Statements, taken as a whole.

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

The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of December 29, 2024 and September 29, 2024, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended December 29, 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2024 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 72 mid-sized local communities in 25 states with a rapidly growing digital subscription platform including 774,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 25,000 local advertisers.

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

RESULTS OF OPERATIONS
Three Months Ended December 29, 2024
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	December 29, 2024	December 24, 2023	Percent Change

Operating revenue:
Print advertising revenue	19,861	24,435	(18.7)%
Digital advertising revenue	46,729	46,452	0.6%
Advertising and marketing services revenue	66,590	70,887	(6.1)%
Print subscription revenue	43,432	51,872	(16.3)%
Digital subscription revenue	21,565	19,467	10.8%
Subscription revenue	64,997	71,339	(8.9)%
Print other revenue	7,888	8,492	(7.1)%
Digital other revenue	5,087	4,960	2.6%
Other revenue	12,975	13,452	(3.5)%
Total operating revenue	144,562	155,678	(7.1)%
Operating expenses:
Compensation	60,254	59,676	1.0%
Newsprint and ink	3,616	4,843	(25.3)%
Other operating expenses	74,680	74,776	(0.1)%
Depreciation and amortization	6,265	7,295	(14.1)%
Assets gain on sales, impairments and other	(929)	(1,469)	(36.8)%
Restructuring costs and other	5,150	4,265	20.8%
Total operating expenses	149,036	149,386	(0.2)%
Equity in earnings of associated companies	1,122	1,541	(27.2)%
Operating (loss) income	(3,352)	7,833	(142.8)%
Non-operating income (expense):
Interest expense	(10,282)	(10,131)	1.5%
Pension and OPEB related benefit and other, net	653	186	251.1%
Curtailment/Settlement gains	—	3,593	NM
Total non-operating expense, net	(9,629)	(6,352)	51.6%
(Loss) before income taxes	(12,981)	1,481	NM
Income tax expense	3,243	248	NM
Net (loss) income	(16,224)	1,233	NM

(Loss) earnings per common share:
Basic	(2.80)	0.12	NM
Diluted	(2.80)	0.12	NM
References to the “2025 Quarter” refer to the three months ended December 29, 2024. Similarly, references to the “2024 Quarter” refer to the three months ended December 24, 2023.

Operating Revenue
Total operating revenue was $144.6 million in the 2025 Quarter, down $11.1 million, or 7.1%, compared to the 2024 Quarter.
Advertising and marketing services revenue totaled $66.6 million in the 2025 Quarter, down 6.1% compared to the 2024 Quarter. Print advertising revenues were $19.9 million in the 2025 Quarter, down 18.7% compared to the 2024 Quarter due to continued secular declines in demand for print advertising and a reduced product portfolio through sales and elimination of products that do not meet profitability standards. Digital advertising and marketing services totaled $46.7 million in the 2025 Quarter, up 0.6% compared to the 2024 Quarter. Digital advertising and marketing services represented 70.2% of the 2025 Quarter total advertising and marketing services revenue, compared to 65.5% in the same period last year.
Subscription revenue totaled $65.0 million in the 2025 Quarter, down 8.9% compared to the 2024 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers grew 5% since the 2024 Quarter and now total 774,000. Digital-only subscription revenue grew 10.8% compared to the 2024 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.5 million, or 3.5%, in the 2025 Quarter compared to the 2024 Quarter. Digital services revenue totaled $5.1 million in the 2025 Quarter, a 2.6% increase compared to the 2024 Quarter. Commercial printing revenue totaled $4.1 million in the 2025 Quarter, a 9.8% decrease compared to the 2024 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $73.4 million in the 2025 Quarter, an increase of 3.5% over the 2024 Quarter, and represented 50.8% of our total operating revenue in the 2025 Quarter.
Equity in earnings of TNI and MNI decreased $0.4 million in the 2025 Quarter.
Operating Expenses
Total operating expenses were $149.0 million in the 2025 Quarter, a 0.2% decrease compared to the 2024 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 0.5% in the 2025 Quarter.
Compensation expense increased $0.6 million in the 2025 Quarter, or 1.0%, compared to the 2024 Quarter due to investments in digital talent.
Newsprint and ink costs decreased $1.2 million in the 2025 Quarter, or 25.3%, compared to the 2024 Quarter. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $0.1 million in the 2025 Quarter, or 0.1%, compared to the 2024 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is primarily attributable to lower delivery and other print-related costs due to lower volumes of our print edition.
Restructuring costs and other increased $0.9 million compared to the 2024 Quarter. Restructuring costs and other include severance costs, litigation expenses, and restructuring expenses.
Depreciation and amortization expense decreased $1.0 million, or 14.1%, in the 2025 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets gain on sales, impairments and other, was a net gain of $0.9 million in the 2025 Quarter compared to a net gain of $1.5 million in the 2024 Quarter. Assets gain on sales, impairments and other in the 2025 Quarter were primarily due to the result of the disposition of non-core assets, including real estate.

The factors noted above resulted in an operating loss of $3.4 million in the 2025 Quarter compared to operating income of $7.8 million in the 2024 Quarter.
Non-operating Income and Expense
Interest expense increased $0.2 million, or 1.5%, to $10.3 million in the 2025 Quarter, compared to the same Quarter last year. Our weighted average cost of debt was 9% at the end of the 2025 Quarter and 2024 Quarter.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans and the fair value adjustment of our Warrants. We recorded $0.7 million periodic pension and other postretirement benefits in the 2025 Quarter compared to $3.9 million in the 2024 Quarter. The decrease was a result of recognizing a non-cash curtailment gain of $1.2 million in the 2024 Quarter as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, during the 2024 Quarter, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants representing $22.6 million in plan liabilities. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of Income and Comprehensive Income. Both assets and liabilities of the plan were reduced by $22.6 million.
Income Tax (Benefit) Expense
We recorded an income tax expense of $3.2 million, or (25.0)% of pretax loss in the 2025 Quarter. In the 2024 Quarter, we recognized an income tax expense of $0.2 million, or 16.7% of pretax income.
Net income (loss) and Earnings (Loss) Per Share
Net loss was $16.2 million and diluted loss per share were $2.80 for the 2025 Quarter compared to net income of $1.2 million and diluted earnings per share of $0.12 for the 2024 Quarter. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Net (loss) income	(16,224)	1,233
Adjusted to exclude
Income tax expense	3,243	248
Non-operating expenses, net	9,629	6,352
Equity in earnings of TNI and MNI	(1,122)	(1,541)
Depreciation and amortization	6,265	7,295
Restructuring costs and other	5,150	4,265
Assets gain on sales, impairments and other, net	(929)	(1,469)
Stock compensation	430	214
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,167	2,052
Adjusted EBITDA	7,609	18,649
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 29, 2024	December 24, 2023

Operating expenses	149,036	149,386
Adjustments
Depreciation and amortization	6,265	7,295
Assets (gain) loss on sales, impairments and other, net	(929)	(1,469)
Restructuring costs and other	5,150	4,265
Cash Costs	138,550	139,295

LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated cash flow and are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures for at least the next twelve months. A summary of our cash flows is included in the narrative below.
Operating Activities
Cash required by operating activities totaled $7.3 million in 2025 Period compared to cash provided by operating activities of $0.1 million in 2024 Period, a decrease of $7.4 million. The decrease was driven by a decrease in operating results of $13.6 million (defined as net loss adjusted for non-working capital items) partially offset by an increase in working capital of $6.2 million, primarily related to favorable change in accounts receivable.
Investing Activities
Cash provided by investing activities totaled $3.9 million in the 2025 Period compared to cash provided by investing activities of $2.1 million in the 2024 Period. 2025 Period and 2024 Period included $5.4 million and $3.1 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total approximately $10.0 million in 2025, and other requirements, will be available from internally generated funds.
Financing Activities
No cash was required for financing activities in the 2025 Period compared to $1.4 million in 2024 Period. Debt reduction accounted for nearly all the usage of funds in the prior period.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $6.1 million on December 29, 2024. This liquidity amount excludes any future cash flows from operations. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A    Risk Factors
Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K.
Item 5. Other Information
On February 3, 2025, the Company experienced a technology outage due to a cyber incident affecting certain business applications, resulting in an operational disruption. The Company is actively investigating the incident, implementing recovery measures, and assessing the potential impact on its operations, financial condition, and internal controls. As of the date of this filing, the Company has not identified any impact that is material; however, the evaluation remains ongoing.
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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	February 7, 2025
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)