Form 10-Q
period 2025-03-30
LEE ENTERPRISES, Inc
filed 2025-05-09
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 30, 2025
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

As of April 30, 2025, 6,220,064 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	March 30, 2025	September 29, 2024

ASSETS

Current assets:
Cash and cash equivalents	4,664	9,598
Accounts receivable, net	62,340	60,648
Inventories	5,618	5,643
Prepaid and other current assets	20,220	21,884
Total current assets	92,842	97,773
Investments:
Associated companies	27,694	27,941
Other	5,963	6,042
Total investments	33,657	33,983
Property and equipment:
Land and improvements	6,157	6,420
Buildings and improvements	68,627	70,152
Equipment	191,850	196,312
Construction in process	8,535	5,625
	275,169	278,509
Less accumulated depreciation	233,498	234,137
Property and equipment, net	41,671	44,372
Operating lease right-of-use assets	29,604	34,882
Goodwill	323,858	328,040
Other intangible assets, net	63,131	70,075
Pension plan assets, net	5,246	4,663
Medical plan assets, net	24,465	23,300
Other	9,457	12,083
Total assets	623,931	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	March 30, 2025	September 29, 2024

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,668	8,139
Accounts payable	44,313	36,290
Compensation and other accrued liabilities	35,669	39,170
Unearned revenue	28,675	31,755
Total current liabilities	116,325	115,354
Long-term debt, net of current maturities	453,451	445,943
Operating lease liabilities	24,683	29,769
Pension obligations	544	561
Postretirement and postemployment benefit obligations	7,552	7,520
Deferred income taxes	28,040	28,403
Income taxes payable	4,281	3,456
Withdrawal liabilities and other	25,153	25,499
Total liabilities	660,029	656,505
Equity:
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	62	62
March 30, 2025; 6,220 shares; $0.01 par value
September 29, 2024; 6,190 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	262,927	262,470
Accumulated deficit	(321,600)	(292,341)
Accumulated other comprehensive income	19,690	19,920
Total Lee Enterprises, Inc. Stockholders' deficit	(38,921)	(9,889)
Non-controlling interests	2,823	2,555
Total deficit	(36,098)	(7,334)
Total liabilities and deficit	623,931	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
(Thousands of Dollars, Except Per Common Share Data)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Operating revenue:
Advertising and marketing services	60,473	64,134	127,063	135,021
Subscription	64,868	69,227	129,865	140,566
Other	12,039	13,189	25,014	26,641
Total operating revenue	137,380	146,550	281,942	302,228
Operating expenses:
Compensation	56,659	56,803	116,913	116,479
Newsprint and ink	3,111	4,162	6,727	9,005
Other operating expenses	71,455	72,294	146,135	147,070
Depreciation and amortization	5,171	7,293	11,436	14,588
Assets loss (gain) on sales, impairments and other, net	126	7,617	(803)	6,148
Restructuring costs and other	6,516	4,139	11,666	8,404
Total operating expenses	143,038	152,308	292,074	301,694
Equity in earnings of associated companies	1,155	1,206	2,277	2,747
Operating (loss) income	(4,503)	(4,552)	(7,855)	3,281
Non-operating (expense) income:
Interest expense	(9,950)	(10,214)	(20,232)	(20,345)
Pension and OPEB related benefit and other, net	658	293	1,311	479
Curtailment/Settlement gains	—	—	—	3,593
Total non-operating expense, net	(9,292)	(9,921)	(18,921)	(16,273)
Loss before income taxes	(13,795)	(14,473)	(26,776)	(12,992)
Income tax (benefit) expense	(1,780)	(2,837)	1,463	(2,589)
Net loss	(12,015)	(11,636)	(28,239)	(10,403)
Net income attributable to non-controlling interests	(496)	(543)	(1,020)	(1,088)
Loss attributable to Lee Enterprises, Incorporated	(12,511)	(12,179)	(29,259)	(11,491)
Other comprehensive loss, net of income taxes	(115)	(148)	(230)	(2,462)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(12,626)	(12,327)	(29,489)	(13,953)
Loss per common share:
Basic:	(2.07)	(2.06)	(4.87)	(1.94)
Diluted:	(2.07)	(2.06)	(4.87)	(1.94)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 30, 2024	(292,341)	62	262,470	19,920	2,555	(7,334)
Shares redeemed	—	—	(331)	—	—	(331)
Loss attributable to Lee Enterprises, Incorporated	(16,748)	—	—	—	524	(16,224)
Stock compensation	—	—	430	—	—	430
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(603)	(603)
December 29, 2024	(309,089)	62	262,569	19,805	2,476	(24,177)

Loss attributable to Lee Enterprises, Incorporated	(12,511)	—	—	—	496	(12,015)
Stock compensation	—	—	358	—	—	358
Other comprehensive loss	—	—	—	(152)	—	(152)
Deferred income taxes, net	—	—	—	37	—	37
Distributions to minority owners	—	—	—	—	(149)	(149)
March 30, 2025	(321,600)	62	262,927	19,690	2,823	(36,098)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 25, 2023	(266,496)	61	260,832	26,843	2,466	23,706
Shares redeemed	—	—	(96)	—	—	(96)
Income attributable to Lee Enterprises, Incorporated	688	—	—	—	545	1,233
Stock compensation	—	—	214	—	—	214
Other comprehensive loss	—	—	—	(2,286)	—	(2,286)
Deferred income taxes, net	—	—	—	(28)	—	(28)
Distributions to minority owners	—	—	—	—	(553)	(553)
December 24, 2023	(265,808)	61	260,950	24,529	2,458	22,190

Loss attributable to Lee Enterprises, Incorporated	(12,179)	—	—	—	543	(11,636)
Stock compensation	—	—	501	—	—	501
Other comprehensive loss	—	—	—	(192)	—	(192)
Deferred income taxes, net	—	—	—	44	—	44
Distributions to minority owners	—	—	—	—	(486)	(486)
March 24, 2024	(277,987)	61	261,451	24,381	2,515	10,421
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024

Cash (required for) provided by operating activities:
Net loss	(28,239)	(10,403)
Adjustments to reconcile net loss to net cash (required for) provided by operating activities:
Depreciation and amortization	11,436	14,588
Bad debt expense	6,590	6,579
Curtailment/Settlement gain	—	(3,593)
Stock compensation expense	788	715
Assets (loss) gain on sales, impairments and other, net	(803)	6,148
Earnings, net of distributions, deemed returns on investment of TNI and MNI	247	(26)
Non-cash interest	6,808	—
Deferred income taxes	(290)	(577)
Other, net	(752)	(1,036)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(8,599)	3,022
(Increase) decrease in inventories and other	26	(110)
Increase (decrease) in accounts payable and other accrued liabilities	6,299	(506)
Decrease in pension and other postretirement and postemployment benefit obligations	(2,035)	(1,195)
Change in income taxes payable	824	(8,944)
Other	(427)	(1,382)
Net cash (required for) provided by operating activities	(8,127)	3,280
Cash provided by investing activities:
Purchases of property and equipment	(2,923)	(2,978)
Proceeds from sales of assets	6,116	3,155
Other, net	—	(22)
Net cash provided by investing activities	3,193	155
Cash provided by (required for) financing activities:
Principal payments on long-term debt	—	(2,097)
Common stock transactions, net	—	221
Net cash provided by (required for) financing activities	—	(1,876)
Net (decrease) increase in cash and cash equivalents	(4,934)	1,559
Cash and cash equivalents:
Beginning of period	9,598	14,548
End of period	4,664	16,107
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 30, 2025, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2024 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2025 ends September 28, 2025, and fiscal year 2024 ended September 29, 2024. Fiscal year 2025 includes 52 weeks of operations and 2024 included 53 weeks of operations. Because of seasonal and other factors, the results of operations for the three and six months ended March 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
Cybersecurity Incident
On February 3, 2025, the Company experienced a systems outage caused by a cybersecurity attack by threat actors who unlawfully accessed the Company's network, encrypted critical applications, and exfiltrated certain files (the "Cyber Incident"). Upon discovery, the Company promptly activated its incident response plan, engaging both internal teams and third-party cybersecurity experts. In coordination with legal counsel, the Company notified the relevant law enforcement about the matter, and will notify relevant federal and state regulatory bodies, and applicable consumer protection agencies, as necessary.
During the three months ended March 30, 2025, the Company incurred $1,900,000 of expenses related to the Cyber Incident. These expenses are recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss. The Cyber Incident remains under legal and forensic investigation, including evaluation of the extent and potential risk related to unauthorized access to sensitive data.
The Company maintains cyber insurance coverage to limit its exposure to losses such as those related to the Cyber Incident, subject to a $500,000 deductible. Coverage includes, among other things, the cost of recovery and restoration as well as business interruption. The Company has submitted claims to its insurers for reimbursement of certain costs, expenses, and losses stemming from the Cyber Incident. To date, no reimbursements have been received, however the claims processing is ongoing as of the date of this filing.

2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended		Six months Ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Operating revenue:
Print advertising revenue	16,532	18,742	36,393	43,177
Digital advertising revenue	43,941	45,392	90,670	91,844
Advertising and marketing services revenue	60,473	64,134	127,063	135,021
Print subscription revenue	41,079	48,966	84,511	100,838
Digital subscription revenue	23,789	20,261	45,354	39,728
Subscription revenue	64,868	69,227	129,865	140,566
Print other revenue	7,213	8,069	15,101	16,561
Digital other revenue	4,826	5,120	9,913	10,080
Other revenue	12,039	13,189	25,014	26,641
Total operating revenue	137,380	146,550	281,942	302,228
Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.
Contract Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the six months ended March 30, 2025, that was included in the contract liability as of September 29, 2024, was $24.8 million.
Accounts receivable, excluding allowance for credit losses was $68.2 million and $67.2 million as of March 30, 2025, and September 29, 2024, respectively. Allowance for credit losses was $5.9 million and $6.5 million as of March 30, 2025, and September 29, 2024, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	March 30, 2025	September 29, 2024

Balance, beginning of period	6,514	5,260
Additions charged to expense	6,590	13,633
Deductions from reserves	(7,241)	(12,379)
Balance, end of period	5,863	6,514
Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within "Compensation" on the Consolidated Statements of Loss and Comprehensive Loss. Most of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Operating revenue	5,756	7,360	12,289	14,351
Operating expenses	4,080	5,450	9,286	10,131
Operating income	1,676	1,910	3,003	4,220
Net income	1,817	1,910	3,067	4,220
Equity in earnings of TNI	909	955	1,534	2,110
TNI makes periodic distributions of its earnings and for the three months ended March 30, 2025, and March 24, 2024, we received $1.2 million and $0.9 million in distributions, respectively. In the six months ended March 30, 2025 and March 24, 2024, we received $1.7 million and $2.1 million in distributions, respectively.
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
Summarized results of MNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Operating revenue	9,079	9,822	18,838	20,424
Operating expenses, excluding restructuring costs, depreciation and amortization	7,013	7,636	14,468	15,446
Restructuring costs	23	48	23	109
Depreciation and amortization	90	120	180	240
Operating income	1,953	2,018	4,167	4,629
Net income	493	502	1,487	1,274
Equity in earnings of MNI	247	251	744	637
MNI makes periodic distributions of its earnings and in the three months ended March 30, 2025 and March 24, 2024, we received $0.0 million and $0.2 million in distributions, respectively. In the six months ended March 30, 2025 and March 24, 2024, we received distributions of $0.9 million and $0.6 million, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	March 30, 2025	September 29, 2024

Goodwill, beginning of period	328,040	329,504
Allocated to sold operations	(4,182)	(1,464)
Goodwill, end of period	323,858	328,040
Non-amortized intangible assets:
Mastheads	10,917	10,917
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,242
Less accumulated amortization	(209,932)	(203,084)
	52,214	59,158
Total intangibles, net	386,989	398,115
The weighted average amortization period for amortizable assets is approximately ten years.
During the six months ended March 30, 2025, the Company sold non-core operations. Goodwill was allocated to these operations, which totaled $4.2 million.

5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $453.5 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On March 30, 2025, the fair value was $372.4 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs.
During the six months ended March 30, 2025, net cash proceeds from asset sales totaled $6.1 million. The Company made zero principal debt payments as a result of non-core asset sales, and the proceeds remain payable to BH Finance. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of March 30, 2025, there was no excess cash flow payment due.
In an effort to provide short-term liquidity to fund the Cyber Incident's remediation efforts and other operations, in February 2025, BH Finance LLC waived the current payment of the interest and BH Media Group, Inc. waived the lease payment due March 1, 2025. A similar waiver was provided for payments made in April and May 2025. As of March 30, 2025, the waivers increased the outstanding balance by $7.5 million and is treated as non-cash activity within the statement of cash flows. These waivers were treated as a modification to the existing credit agreement.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have one defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through March 30, 2025, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Service cost for benefits earned during the period	1	1	2	2
Interest cost on projected benefit obligation	2,034	2,253	4,068	4,768
Expected return on plan assets	(2,319)	(2,310)	(4,637)	(4,763)
Amortization of net (gain) loss	—	(1)	—	(3)
Amortization of prior service benefit	212	212	424	424
Settlement gain	—	—	—	(2,409)
Net periodic pension (benefit) cost	(72)	155	(143)	(1,981)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Service cost for benefits earned during the period	1	13	2	25
Interest cost on projected benefit obligation	108	149	217	298
Expected return on plan assets	(410)	(320)	(821)	(639)
Amortization of net gain	(292)	(308)	(584)	(617)
Amortization of prior service benefit	(71)	(94)	(142)	(188)
Curtailment gain	—	—	—	(1,184)
Net periodic postretirement benefit	(664)	(560)	(1,328)	(2,305)
In the six months ended March 30, 2025 and March 24, 2024, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2025.
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
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of March 30, 2025 and September 29, 2024, we had $23.1 million and $23.6 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax benefit of $1.8 million related to loss before taxes of $13.8 million for the three months ended March 30, 2025, and an income tax expense of $1.5 million related to loss before income taxes of $26.8 million for the six months ended March 30, 2025. We recorded an income tax benefit of $2.8 million related to loss before taxes of $14.5 million for the three months ended March 24, 2024, and an income tax benefit of $2.6 million related to a loss before income taxes of $13.0 million for the six months ended March 24, 2024. The effective income tax rate for the three and six months ended March 30, 2025, was 12.9% and (5.5)%, respectively. The effective income tax rate for the three and six months ended March 24, 2024, were 19.6% and 19.9%, respectively.

The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, increase in valuation allowance, and adjustments to reserves for uncertain tax positions, including any related interest.
We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or material state income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2016.
8    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Loss attributable to Lee Enterprises, Incorporated:	(12,511)	(12,179)	(29,259)	(11,491)
Weighted average common shares	6,217	6,080	6,207	6,080
Less weighted average restricted Common Stock	(185)	(170)	(198)	(170)
Basic average common shares	6,032	5,910	6,009	5,910
Dilutive restricted Common Stock	—	—	—	—
Diluted average common shares	6,032	5,910	6,009	5,910
Loss per common share:
Basic	(2.07)	(2.06)	(4.87)	(1.94)
Diluted	(2.07)	(2.06)	(4.87)	(1.94)
For the three months ended March 30, 2025 and March 24, 2024, zero and 66,249 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts. For the six months ended March 30, 2025 and March 24, 2024, zero and 66,249 shares, respectively, were not considered in the computation of diluted earnings per common share because their inclusion would result in an anti-dilutive effect on per share amounts.
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

The Rights will initially trade with our Common Stock and will generally become exercisable only if any person or group, other than certain exempt persons, acquires beneficial ownership of 15% or more of our Common Stock outstanding. In the event the Rights become exercisable, each holder of a Right, other than the triggering person(s), will be entitled to purchase additional shares of our Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of our Common Stock. The Rights Agreement was to continue in effect until March 27, 2025, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. On March 27, 2025, the Board of Directors extended the termination date of the Rights Agreement to March 27, 2026. The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of March 30, 2025 and September 29, 2024, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended March 30, 2025. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2024 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 72 mid-sized local communities in 25 states with a rapidly growing digital subscription platform including 728,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 25,000 local advertisers.
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
•Amplified Digital® Agency("Amplified"), our digital marketing services agency, offers a full suite of digital marketing solutions to local advertisers.
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

RESULTS OF OPERATIONS
Three Months Ended March 30, 2025
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 30, 2025	March 24, 2024	Percent Change

Operating revenue:
Print advertising revenue	16,532	18,742	(11.8)%
Digital advertising revenue	43,941	45,392	(3.2)%
Advertising and marketing services revenue	60,473	64,134	(5.7)%
Print subscription revenue	41,079	48,966	(16.1)%
Digital subscription revenue	23,789	20,261	17.4%
Subscription revenue	64,868	69,227	(6.3)%
Print other revenue	7,213	8,069	(10.6)%
Digital other revenue	4,826	5,120	(5.7)%
Other revenue	12,039	13,189	(8.7)%
Total operating revenue	137,380	146,550	(6.3)%
Operating expenses:
Compensation	56,659	56,803	(0.3)%
Newsprint and ink	3,111	4,162	(25.3)%
Other operating expenses	71,455	72,294	(1.2)%
Depreciation and amortization	5,171	7,293	(29.1)%
Assets loss (gain) on sales, impairments and other	126	7,617	(98.3)%
Restructuring costs and other	6,516	4,139	57.4%
Total operating expenses	143,038	152,308	(6.1)%
Equity in earnings of associated companies	1,155	1,206	(4.2)%
Operating loss	(4,503)	(4,552)	(1.1)%
Non-operating income (expense):
Interest expense	(9,950)	(10,214)	(2.6)%
Pension and OPEB related benefit and other, net	658	293	NM
Total non-operating expense, net	(9,292)	(9,921)	(6.3)%
Loss before income taxes	(13,795)	(14,473)	(4.7)%
Income tax benefit	(1,780)	(2,837)	(37.3)%
Net loss	(12,015)	(11,636)	3.3%

Loss per common share:
Basic	(2.07)	(2.06)	0.7%
Diluted	(2.07)	(2.06)	0.7%
References to the “2025 Quarter” refer to the three months ended March 30, 2025. Similarly, references to the “2024 Quarter” refer to the three months ended March 24, 2024.
Operating Revenue
Total operating revenue was $137.4 million in the 2025 Quarter, down $9.2 million, or 6.3%, compared to the 2024 Quarter.

Advertising and marketing services revenue totaled $60.5 million in the 2025 Quarter, down 5.7% compared to the 2024 Quarter. Print advertising revenues were $16.5 million in the 2025 Quarter, down 11.8% compared to the 2024 Quarter due to continued secular declines in demand for print advertising and impacts from the Cyber Incident, which limited capacity for print advertising for certain publications for a short period of time. Digital advertising and marketing services totaled $43.9 million in the 2025 Quarter, down 3.2% compared to the 2024 Quarter. Digital advertising and marketing services represented 72.7% of the 2025 Quarter total advertising and marketing services revenue, compared to 70.8% in the same period last year.
Subscription revenue totaled $64.9 million in the 2025 Quarter, down 6.3% compared to the 2024 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers now total 728,000. Digital-only subscription revenue grew 17.4% compared to the 2024 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $1.2 million, or 8.7%, in the 2025 Quarter compared to the 2024 Quarter. Digital services revenue totaled $4.8 million in the 2025 Quarter, a 5.7% decrease compared to the 2024 Quarter. Commercial printing revenue totaled $3.8 million in the 2025 Quarter, a 8.5% decrease compared to the 2024 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $72.6 million in the 2025 Quarter, an increase of 2.5% over the 2024 Quarter, and represented 52.8% of our total operating revenue in the 2025 Quarter.
Equity in earnings of TNI and MNI decreased $0.1 million in the 2025 Quarter.
Operating Expenses
Total operating expenses were $143.0 million in the 2025 Quarter, a 6.1% decrease compared to the 2024 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 1.5% in the 2025 Quarter.
Compensation expense decreased $0.1 million in the 2025 Quarter, or 0.3%, compared to the 2024 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent and higher expenses related to the Company's self-insured medical plan.
Newsprint and ink costs decreased $1.1 million in the 2025 Quarter, or 25.3%, compared to the 2024 Quarter. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $0.8 million in the 2025 Quarter, or 1.2%, compared to the 2024 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially offset by investments to fund our digital growth strategy.
Restructuring costs and other increased $2.4 million, or 57.4%, compared to the 2024 Quarter. The increase is primarily driven from costs associated with recovering from the Cyber Incident, closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, cyber restoration costs, and advisor expenses.
Depreciation and amortization expense decreased $2.1 million, or 29.1%, in the 2025 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets loss (gain) on sales, impairments and other, was a net loss of $0.1 million in the 2025 Quarter compared to a net gain of $7.6 million in the 2024 Quarter. Assets loss (gain) on sales, impairments and other in the 2024 Quarter were primarily due to non-cash charges of $7.6 million that were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets.

The factors noted above resulted in an operating loss of $4.5 million in the 2025 Quarter compared to $4.6 million in the 2024 Quarter.
Non-operating Income and Expense
Non-operating income and expense decreased by $0.6 million, or 6.3%. The decrease is primarily driven by a decrease in Interest expense of $0.3 million, or 2.6%, to $10.0 million in the 2025 Quarter, compared to the same Quarter last year. The decrease was due to a lower average outstanding balance on our Term Loan. Our weighted average cost of debt was 9% at the end of the 2025 Quarter and 2024 Quarter.
Income Tax Benefit
We recorded an income tax benefit of $1.8 million, or 12.9% of pretax loss in the 2025 Quarter. In the 2024 Quarter, we recognized an income tax benefit of $2.8 million, or 19.6% of pretax loss.
Net loss and Loss Per Share
Net loss was $12.0 million and diluted loss per share were $2.07 for the 2025 Quarter compared to net loss of $11.6 million and diluted losses per share of $2.06 for the 2024 Quarter. The change reflects the various items discussed above.

Six Months Ended March 30, 2025
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 30, 2025	March 24, 2024	Percent Change

Operating revenue:
Print advertising revenue	36,393	43,177	(15.7)%
Digital advertising revenue	90,670	91,844	(1.3)%
Advertising and marketing services revenue	127,063	135,021	(5.9)%
Print subscription revenue	84,511	100,838	(16.2)%
Digital subscription revenue	45,354	39,728	14.2%
Subscription revenue	129,865	140,566	(7.6)%
Print other revenue	15,101	16,561	(8.8)%
Digital other revenue	9,913	10,080	(1.7)%
Other revenue	25,014	26,641	(6.1)%
Total operating revenue	281,942	302,228	(6.7)%
Operating expenses:
Compensation	116,913	116,479	0.4%
Newsprint and ink	6,727	9,005	(25.3)%
Other operating expenses	146,135	147,070	(0.6)%
Depreciation and amortization	11,436	14,588	(21.6)%
Assets loss (gain) on sales, impairments and other	(803)	6,148	NM
Restructuring costs and other	11,666	8,404	NM
Total operating expenses	292,074	301,694	(3.2)%
Equity in earnings of associated companies	2,277	2,747	(17.1)%
Operating (loss) income	(7,855)	3,281	NM
Non-operating income (expense):
Interest expense	(20,232)	(20,345)	(0.6)%
Pension and OPEB related benefit and other, net	1,311	479	NM
Curtailment/Settlement gains	—	3,593	NM
Total non-operating expense, net	(18,921)	(16,273)	16.3%
Loss before income taxes	(26,776)	(12,992)	NM
Income tax expense (benefit)	1,463	(2,589)	NM
Net loss	(28,239)	(10,403)	NM

Loss per common share:
Basic	(4.87)	(1.94)	150.4%
Diluted	(4.87)	(1.94)	150.4%
References to the “2025 Period” refer to the six months ended March 30, 2025. Similarly, references to the “2024 Period” refer to the six months ended March 24, 2024.

Operating Revenue
Total operating revenue was $281.9 million in the 2025 Period, down $20.3 million, or 6.7%, compared to the 2024 Period.
Advertising and marketing services revenue totaled $127.1 million in the 2025 Period, down 5.9% compared to the 2024 Period. Print advertising revenues were $36.4 million in the 2025 Period, down 15.7% compared to the 2024 Period due to continued secular declines in demand for print advertising and impacts from the Cyber Incident, which limited capacity for print advertising for certain publications for a short period of time. Digital advertising and marketing services totaled $90.7 million in the 2025 Period, down 1.3% compared to the 2024 Period. Digital advertising and marketing services represented 71.4% of the 2025 Period total advertising and marketing services revenue, compared to 68.0% during the 2024 Period.
Subscription revenue totaled $129.9 million in the 2025 Period, down 7.6% compared to the 2024 Period. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, growth in digital-only subscribers and price increases on digital subscriptions. Digital-only subscribers now total 728,000. Digital-only subscription revenue grew 14.2% compared to the 2024 Period.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $1.6 million, or 6.1%, in the 2025 Period compared to the 2024 Period. Digital services revenue totaled $9.9 million in the 2025 Period, a 1.7% decrease compared to the 2024 Period. Commercial printing revenue totaled $7.9 million in the 2025 Period, a 9.2% decrease compared to the 2024 Period, primarily driven by reductions in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $145.9 million in the 2025 Period, an increase of 3.0% over the 2024 Period, and represented 51.8% of our total operating revenue in the 2025 Period.
Equity in earnings of TNI and MNI increased $0.5 million in the 2025 Period.
Operating Expenses
Total operating expenses were $292.1 million in the 2025 Period, a 3.2% decrease compared to the 2024 Period. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 1.0% in the 2025 Period.
Compensation expense increased $0.4 million in the 2025 Period, or 0.4%, compared to the 2024 Period due to higher expenses related to the Company's self-insured medical plan, investments in digital talent, partially offset by reductions in full time employees ("FTEs") due to continued business transformation efforts.
Newsprint and ink costs decreased $2.3 million in the 2025 Period, or 25.3%, compared to the 2024 Period. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $0.9 million in the 2025 Period, or 0.6%, compared to the 2024 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss (gain) on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially increases in investments to fund our digital growth strategy partially offset by investments to fund our digital growth strategy.
Restructuring costs and other increased $3.3 million in the 2025 Period, compared to the 2024 Period. The increase is primarily driven from costs associated with recovering from the Cyber Incident, closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, cyber restoration costs, and advisor expenses.
Depreciation and amortization expense decreased $3.2 million in the 2025 Period, or 21.6%, compared to the 2024 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.

Assets loss (gain) on sales, impairments and other, was a net gain of $0.8 million in the 2025 Period compared to a net loss of $6.1 million in the 2024 Period. Assets loss (gain) on sales, impairments and other in the 2024 Period were primarily due to non-cash charges of $7.6 million that were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets. Assets gain on sales, impairments and other in the 2025 Period were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in an operating loss of $7.9 million in the 2025 Period compared to operating income of $3.3 million in the 2024 Period.
Non-operating Income and Expense
Interest expense decreased $0.1 million, or 0.6%, to $20.2 million in the 2025 Period, compared to the same period last year. The decrease was due to a lower average outstanding balance on our Term Loan. Our weighted average cost of debt was 9.0% at the end of the 2025 Period and 2024 Period.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $1.5 million of periodic pension and other postretirement benefits in the 2025 Period compared to $4.3 million in the 2024 Period. The decrease was attributable due to the Company recognizing a non-cash curtailment gain of $1.2 million in the 2024 Period as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, during the 2024 Period, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants, representing a $22.6 million pension plan liability. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of Loss and Comprehensive Loss. Both assets and liabilities of the plan were reduced by $22.6 million.
Income Tax Benefit
We recorded an income tax expense of $1.5 million, or 5.5% of pretax loss in the 2025 Period. In the 2024 Period, we recognized an income tax benefit of $2.6 million, or 19.9% of pretax loss.
Net loss and Loss Per Share
Net loss was $28.2 million and diluted loss per share were $4.87 for the 2025 Period compared to net loss of $10.4 million and diluted losses per share of $1.94 for the 2024 Period. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Net loss	(12,015)	(11,636)	(28,239)	(10,403)
Adjusted to exclude
Income tax (benefit) expense	(1,780)	(2,837)	1,463	(2,589)
Non-operating expenses, net	9,292	9,921	18,921	16,273
Equity in earnings of TNI and MNI	(1,155)	(1,206)	(2,277)	(2,747)
Depreciation and amortization	5,171	7,293	11,436	14,588
Restructuring costs and other	6,516	4,139	11,666	8,404
Assets loss (gain) on sales, impairments and other, net	126	7,617	(803)	6,148
Stock compensation	358	501	788	715
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,255	1,269	2,422	3,321
Adjusted EBITDA	7,768	15,061	15,377	33,710

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024

Operating expenses	143,038	152,308	292,074	301,694
Adjustments
Depreciation and amortization	5,171	7,293	11,436	14,588
Assets loss (gain) on sales, impairments and other, net	126	7,617	(803)	6,148
Restructuring costs and other	6,516	4,139	11,666	8,404
Cash Costs	131,225	133,259	269,775	272,554
LIQUIDITY AND CAPITAL RESOURCES
A summary of our cash flows is included in the narrative below.
Operating Activities
Cash required for operating activities totaled $8.1 million in the 2025 Period compared to cash provided by operating activities of $3.3 million in 2024 Period, a decrease of $11.4 million. The decrease was primarily driven by a decrease in operating results of $23.4 million (defined as net loss adjusted for non-working capital items), partially offset by non-cash interest expense of $6.8 million and an increase in working capital of $5.2 million. The increase in working capital is primarily related to the cyber incident, which increased both accounts payable and accounts receivable.
Investing Activities
Cash provided by investing activities totaled $3.2 million in the 2025 Period compared to cash provided by investing activities of $0.2 million in the 2024 Period. 2025 Period and 2024 Period included $6.1 million and $3.2 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $7.0 million in 2025, and other requirements, will be available from internally generated funds.
Financing Activities
Cash provided by or required for financing activities totaled zero in the 2025 Period compared to $1.9 million required in the 2024 Period. The Debt reduction accounted for nearly all the usage of funds in the 2024 Period.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $4.7 million on March 30, 2025. This liquidity amount excludes any future cash flows from operations. For the six months ending March 30, 2025, cash required for operating activities totaled $8.1 million. The current operating environment, business transformation spending, and impacts from the Cyber Incident have reduced net cash flows and put pressure on the Company's liquidity. In response to the current challenges, the Company has implemented specific plans to maintain sufficient liquidity for the foreseeable future.
The Company's plan includes reducing operating and capital spending and reducing outstanding accounts receivable. Reductions in operating expenses and capital spending largely impact the Company's print businesses and future products that are not generating revenue today. The Company's working capital was impacted by the Cyber Incident, as statements to customers were delayed and collection efforts were challenged. The Company expects improved collections as we recover from the Cyber Incident. In addition to these tactics, the Company was granted waivers of interest and rent for three months, two of which are already reflected in the financial statements.

Notwithstanding the aforementioned waivers of interest and rent, and considering the plans outlined above, we expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Item 3.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
Cybersecurity Incident
On February 3, 2025, the Company experienced a systems outage caused by a cybersecurity attack by threat actors who unlawfully accessed the Company's network, encrypted critical applications, and exfiltrated certain files (the "Cyber Incident"). Upon discovery, the Company promptly activated its incident response plan, engaging both internal teams and third-party cybersecurity experts. In coordination with legal counsel, the Company notified the relevant law enforcement about the matter, and will notify relevant federal and state regulatory bodies, and applicable consumer protection agencies, as necessary.

During the three months ended March 30, 2025, the Company incurred $1,900,000 of expenses related to the Cyber Incident. These expenses are recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss. The Cyber Incident remains under legal and forensic investigation, including evaluation of the extent and potential risk related to unauthorized access to sensitive data.

The Company maintains cyber insurance coverage to limit its exposure to losses such as those related to the Cyber Incident, subject to a $500,000 deductible. Coverage includes, among other things, the cost of recovery and restoration as well as business interruption. The Company has submitted claims to its insurers for reimbursement of certain costs, expenses, and losses stemming from the Cyber Incident. To date, no reimbursements have been received, however the claims processing is ongoing as of the date of this filing.

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

The Rights will initially trade with our Common Stock and will generally become exercisable only if any person or group, other than certain exempt persons, acquires beneficial ownership of 15% or more of our Common Stock outstanding. In the event the Rights become exercisable, each holder of a Right, other than the triggering person(s), will be entitled to purchase additional shares of our Common Stock at a 50% discount or the Company may exchange each Right held by such holders for one share of our Common Stock. The Rights Agreement was to continue in effect until March 27, 2025, or unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. On March 27, 2025, the Board of Directors extended the termination date of the Rights Agreement to March 27, 2026 The Rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

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

4.2*
Amendment No. 1 to Rights Agreement, dated as of March 26, 2025, between Lee Enterprises, Incorporated and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 26, 2025)

10.1*
Waiver and Amendment to Credit Agreement among Lee Enterprises, Incorporated, BH Finance LLC, and BH Media Group, Inc. dated May 1, 2025 (incorporated by reference to Exhibit 10.1 of the company's Current Report on Form 8-K filed on May 5, 2025)

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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	May 9, 2025
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)