Form 10-Q
period 2025-06-29
LEE ENTERPRISES, Inc
filed 2025-08-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 29, 2025
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

As of July 31, 2025, 6,262,967 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	June 29, 2025	September 29, 2024

ASSETS

Current assets:
Cash and cash equivalents	14,125	9,598
Accounts receivable, net	57,107	60,648
Inventories	5,269	5,643
Prepaid and other current assets	20,368	21,884
Total current assets	96,869	97,773
Investments:
Associated companies	28,223	27,941
Other	6,055	6,042
Total investments	34,278	33,983
Property and equipment:
Land and improvements	5,787	6,420
Buildings and improvements	66,180	70,152
Equipment	191,444	196,312
Construction in process	9,086	5,625
	272,497	278,509
Less accumulated depreciation	232,764	234,137
Property and equipment, net	39,733	44,372
Operating lease right-of-use assets	27,162	34,882
Goodwill	323,858	328,040
Other intangible assets, net	60,907	70,075
Pension plan assets, net	5,534	4,663
Medical plan assets, net	25,013	23,300
Other	9,298	12,083
Total assets	622,652	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	June 29, 2025	September 29, 2024

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,389	8,139
Current maturities of long-term debt	406	—
Accounts payable	47,459	36,290
Compensation and other accrued liabilities	35,480	39,170
Unearned revenue	27,142	31,755
Total current liabilities	117,876	115,354
Long-term debt, net of current maturities	455,469	445,943
Operating lease liabilities	22,364	29,769
Pension obligations	536	561
Postretirement and postemployment benefit obligations	7,549	7,520
Deferred income taxes	28,020	28,403
Income taxes payable	4,286	3,456
Withdrawal liabilities and other	24,749	25,499
Total liabilities	660,849	656,505
Equity:
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	63	62
June 29, 2025; 6,264 shares; $0.01 par value
September 29, 2024; 6,190 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	263,383	262,470
Accumulated deficit	(323,520)	(292,341)
Accumulated other comprehensive income	19,575	19,920
Total Lee Enterprises, Inc. Stockholders' deficit	(40,499)	(9,889)
Non-controlling interests	2,302	2,555
Total deficit	(38,197)	(7,334)
Total liabilities and deficit	622,652	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
(Thousands of Dollars, Except Per Common Share Data)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Operating revenue:
Advertising and marketing services	66,571	68,844	193,633	203,865
Subscription	61,558	68,306	191,423	208,872
Other	13,165	13,428	38,179	40,069
Total operating revenue	141,294	150,578	423,235	452,806
Operating expenses:
Compensation	47,436	59,278	164,349	175,757
Newsprint and ink	3,268	4,096	9,996	13,101
Other operating expenses	77,252	74,177	223,387	221,247
Depreciation and amortization	3,783	6,850	15,218	21,438
Assets (gain) loss on sales, impairments and other, net	(1,562)	(1,421)	(2,365)	4,727
Restructuring costs and other	7,141	3,795	18,806	12,199
Total operating expenses	137,318	146,775	429,391	448,469
Equity in earnings of associated companies	686	1,122	2,963	3,869
Operating (loss) income	4,662	4,925	(3,193)	8,206
Non-operating (expense) income:
Interest expense	(10,132)	(10,082)	(30,365)	(30,427)
Pension and OPEB related benefit and other, net	1,050	617	2,362	1,096
Curtailment/Settlement gains	—	—	—	3,593
Total non-operating expense, net	(9,082)	(9,465)	(28,003)	(25,738)
Loss before income taxes	(4,420)	(4,540)	(31,196)	(17,532)
Income tax benefit	(2,744)	(849)	(1,281)	(3,438)
Net loss	(1,676)	(3,691)	(29,915)	(14,094)
Net income attributable to non-controlling interests	(244)	(575)	(1,264)	(1,663)
Loss attributable to Lee Enterprises, Incorporated	(1,920)	(4,266)	(31,179)	(15,757)
Other comprehensive loss, net of income taxes	(115)	(147)	(230)	(2,609)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(2,035)	(4,413)	(31,409)	(18,366)
Loss per common share:
Basic:	(0.31)	(0.73)	(5.16)	(2.68)
Diluted:	(0.31)	(0.73)	(5.16)	(2.68)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 30, 2024	(292,341)	62	262,470	19,920	2,555	(7,334)
Shares redeemed	—	—	(331)	—	—	(331)
Loss attributable to Lee Enterprises, Incorporated	(16,748)	—	—	—	524	(16,224)
Stock compensation	—	—	430	—	—	430
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(603)	(603)
December 29, 2024	(309,089)	62	262,569	19,805	2,476	(24,177)

Loss attributable to Lee Enterprises, Incorporated	(12,511)	—	—	—	496	(12,015)
Stock compensation	—	—	358	—	—	358
Other comprehensive loss	—	—	—	(152)	—	(152)
Deferred income taxes, net	—	—	—	37	—	37
Distributions to minority owners	—	—	—	—	(149)	(149)
March 30, 2025	(321,600)	62	262,927	19,690	2,823	(36,098)

Shares issued (redeemed)	—	1	(84)	—	—	(83)
Loss attributable to Lee Enterprises, Incorporated	(1,920)	—	—	—	244	(1,676)
Stock compensation	—	—	540	—	—	540
Other comprehensive loss	—	—	—	(151)		(151)
Deferred income taxes, net	—	—	—	36		36
Distributions to minority owners	—	—	—	—	(765)	(765)
June 29, 2025	(323,520)	63	263,383	19,575	2,302	(38,197)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 25, 2023	(266,496)	61	260,832	26,843	2,466	23,706
Shares redeemed	—	—	(96)	—	—	(96)
Income attributable to Lee Enterprises, Incorporated	688	—	—	—	545	1,233
Stock compensation	—	—	214	—	—	214
Other comprehensive loss	—	—	—	(2,286)	—	(2,286)
Deferred income taxes, net	—	—	—	(28)	—	(28)
Distributions to minority owners	—	—	—	—	(553)	(553)
December 24, 2023	(265,808)	61	260,950	24,529	2,458	22,190

Loss attributable to Lee Enterprises, Incorporated	(12,179)	—	—	—	543	(11,636)
Stock compensation	—	—	501	—	—	501
Other comprehensive loss	—	—	—	(192)	—	(192)
Deferred income taxes, net	—	—	—	44	—	44
Distributions to minority owners	—	—	—	—	(486)	(486)
March 24, 2024	(277,987)	61	261,451	24,381	2,515	10,421

Shares issued (redeemed)	—	1	—	—	—	1
Income attributable to Lee Enterprises, Incorporated	(4,266)	—	—	—	575	(3,691)
Stock compensation	—	—	474	—	—	474
Other comprehensive income	—	—	—	(191)	—	(191)
Deferred income taxes, net	—	—	—	44	—	44
Distributions to minority owners	—	—	—	—	(566)	(566)
June 23, 2024	(282,253)	62	261,925	24,234	2,524	6,492
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024

Cash (required for) provided by operating activities:
Net loss	(29,915)	(14,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,218	21,438
Bad debt expense	10,853	9,511
Curtailment/Settlement gain	—	(3,593)
Stock compensation expense	1,328	1,189
Assets (gain) loss on sales, impairments and other, net	(2,365)	4,727
Earnings, net of distributions, deemed returns on investment of TNI and MNI	304	(163)
Non-cash interest	10,118	—
Deferred income taxes	(273)	(542)
Return of letters of credit collateral	—	894
Other, net	(1,518)	(1,602)
Changes in operating assets and liabilities:
Increase in receivables	(7,628)	(1,946)
Decrease in inventories and other	419	1,069
Increase (decrease) in accounts payable and other accrued liabilities	7,749	(12,786)
Decrease in pension and other postretirement and postemployment benefit obligations	(3,033)	(1,835)
Change in income taxes payable	830	596
Other	(1,322)	(1,485)
Net cash provided by (required for) operating activities	765	1,378
Cash provided by investing activities:
Purchases of property and equipment	(3,539)	(6,552)
Proceeds from sales of assets	8,673	7,087
Other, net	—	(21)
Net cash provided by investing activities	5,134	514
Cash required for financing activities:
Principal payments on long-term debt	(1,372)	(3,015)
Net cash required for financing activities	(1,372)	(3,015)
Net increase (decrease) in cash and cash equivalents	4,527	(1,123)
Cash and cash equivalents:
Beginning of period	9,598	14,548
End of period	14,125	13,425
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited, interim, Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of June 29, 2025, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2024 Annual Report on Form 10-K.
The Company's fiscal year ends on the last Sunday in September. Fiscal year 2025 ends September 28, 2025, and fiscal year 2024 ended September 29, 2024. Fiscal year 2025 includes 52 weeks of operations and 2024 included 53 weeks of operations. Because of seasonal and other factors, the results of operations for the three and nine months ended June 29, 2025, are not necessarily indicative of the results to be expected for the full year.
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
Following the containment of the initial threat and as a result of a subsequent, comprehensive review with a third-party vendor, the Company determined certain files may have been accessed or acquired on February 1, 2025, including customers' and subscribers personal information. The Company reported the Incident to relevant law enforcement and will cooperate with any resulting investigation or efforts to hold the perpetrators accountable. In addition, through a data breach and recovery services vendor, the Company is offering identity theft protection services to those customers and subscribers potentially involved in the data breach. See Footnote 9.
During the three months ended June 29, 2025, the Company incurred $1.2 million of expenses related to the Cyber Incident. During the nine months ended June 29, 2025, the Company incurred $3.1 million of expenses related to the Cyber Incident. These expenses are recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss. The Cyber Incident remains under legal and forensic investigation, including evaluation of the extent and potential risk related to unauthorized access to sensitive data.
The incident continues to have a significant negative impact on the Company's 2025 operating results. Various revenue lines were impacted, certain operating expenses are trending higher than they were prior to the incident, and many projects underway were significantly delayed.
The Company maintains cyber insurance coverage to limit its exposure to losses such as those related to the Cyber Incident, subject to a $500,000 deductible. Coverage includes, among other things, the cost of recovery and restoration as well as business interruption. The Company has submitted claims to its insurers for reimbursement of certain costs, expenses, and losses stemming from the Cyber

Incident. To date, $707,000 reimbursements have been received, however the claims processing is ongoing as of the date of this filing.

2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Operating revenue:
Print advertising revenue	17,474	18,941	53,867	62,118
Digital advertising revenue	49,097	49,903	139,766	141,747
Advertising and marketing services revenue	66,571	68,844	193,633	203,865
Print subscription revenue	38,076	47,605	122,587	148,443
Digital subscription revenue	23,482	20,701	68,836	60,429
Subscription revenue	61,558	68,306	191,423	208,872
Print other revenue	7,837	8,278	22,938	24,839
Digital other revenue	5,328	5,150	15,241	15,230
Other revenue	13,165	13,428	38,179	40,069
Total operating revenue	141,294	150,578	423,235	452,806
Recognition principles: Revenue is recognized when a performance obligation is satisfied by the transfer of control of the contracted goods or services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.
Contract Liabilities: The Company’s primary source of contract liabilities is unearned revenue from subscriptions paid in advance of the service provided. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. Revenue recognized in the nine months ended June 29, 2025, that was included in the contract liability as of September 29, 2024, was $28.2 million.
Accounts receivable, excluding allowance for credit losses was $62.1 million and $67.2 million as of June 29, 2025, and September 29, 2024, respectively. Allowance for credit losses was $5.0 million and $6.5 million as of June 29, 2025, and September 29, 2024, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	June 29, 2025	September 29, 2024

Balance, beginning of period	6,514	5,260
Additions charged to expense	10,853	13,633
Deductions from reserves	(12,370)	(12,379)
Balance, end of period	4,997	6,514
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Operating revenue	5,320	6,667	17,609	21,018
Operating expenses	3,764	5,076	13,050	15,207
Operating income	1,556	1,591	4,559	5,811
Net income	1,529	1,544	4,596	5,764
Equity in earnings of TNI	765	772	2,298	2,882
TNI makes periodic distributions of its earnings and for the three months ended June 29, 2025, and June 23, 2024, we received $0.7 million and $0.6 million in distributions, respectively. In the nine months ended June 29, 2025 and June 23, 2024, we received $2.4 million and $2.7 million in distributions, respectively.
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

Summarized results of MNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Operating revenue	9,136	10,136	27,974	30,560
Operating expenses, excluding restructuring costs, depreciation and amortization	7,252	7,829	21,720	23,275
Restructuring costs	95	4	118	113
Depreciation and amortization	89	121	269	361
Operating income	1,700	2,182	5,867	6,811
Net income	(157)	699	1,330	1,973
Equity in earnings of MNI	(79)	350	665	987
MNI makes periodic distributions of its earnings and in the three months ended June 29, 2025 and June 23, 2024, we received zero and $0.4 million in distributions, respectively. In the nine months ended June 29, 2025 and June 23, 2024, we received distributions of $0.9 million and $1.0 million, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	June 29, 2025	September 29, 2024

Goodwill, beginning of period	328,040	329,504
Allocated to sold operations	(4,182)	(1,464)
Goodwill, end of period	323,858	328,040
Non-amortized intangible assets:
Mastheads	10,917	10,917
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,242
Less accumulated amortization	(212,156)	(203,084)
	49,990	59,158
Total intangibles, net	384,765	398,115
The weighted average amortization period for amortizable assets is approximately ten years.
During the nine months ended June 29, 2025, the Company sold non-core operations. Goodwill was allocated to these operations, which totaled $4.2 million.

5    DEBT
The Company has debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $455.9 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On June 29, 2025, the fair value was $375.6 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs.

During the nine months ended June 29, 2025, Net Cash Proceeds, as defined in our Credit Agreement, from asset sales totaled $6.5 million. The Company made $1.4 million principal debt payments as a result of non-core asset sales, and the remaining net cash proceeds remain payable to BH Finance. Future payments are contingent on the Company's ability to generate future excess cash flow, as defined in the Credit Agreement. As of June 29, 2025, there was no excess cash flow payment due.
In an effort to provide short-term liquidity to fund the Cyber Incident's remediation efforts and other operations, in February 2025, BH Finance LLC waived the current payment of the interest and BH Media Group, Inc. waived the lease payment due March 1, 2025. A similar waiver was provided for payments due in April and May 2025. As of June 29, 2025, the waivers increased the outstanding debt balance by $11.3 million and is treated as non-cash activity within the statement of cash flows. These waivers were treated as modifications to the existing credit agreement. In addition, the May 2025 waiver was accompanied by an amendment to the Credit Agreement which includes provisions requiring the Company to prepay the loan in an aggregate amount equal to 100% of net cash proceeds received by the Company or its subsidiaries within three days following the receipt of such net cash proceeds and allowing BH Finance to assign its rights and obligations under the Credit Agreement to any person other than a natural person.
6    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We have one defined benefit pension plan that covers certain employees, including plans established under collective bargaining agreements. Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through June 29, 2025, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.
The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Service cost for benefits earned during the period	1	1	3	3
Interest cost on projected benefit obligation	2,034	2,253	6,103	7,021
Expected return on plan assets	(2,319)	(2,310)	(6,956)	(7,073)
Amortization of net (gain) loss	—	(1)	—	(4)
Amortization of prior service benefit	212	212	636	636
Settlement gain	—	—	—	(2,409)
Net periodic pension (benefit) cost	(72)	155	(214)	(1,826)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Service cost for benefits earned during the period	1	13	2	38
Interest cost on projected benefit obligation	108	149	325	447
Expected return on plan assets	(410)	(320)	(1,231)	(959)
Amortization of net gain	(292)	(308)	(876)	(925)
Amortization of prior service benefit	(71)	(94)	(214)	(282)
Curtailment gain	—	—	—	(1,184)
Net periodic postretirement benefit	(664)	(560)	(1,994)	(2,865)

In the nine months ended June 29, 2025 and June 23, 2024, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2025.
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
Multiemployer Pension Plans
In prior periods, the Company effectuated withdrawals from several multiemployer plans. As of June 29, 2025 and September 29, 2024, we had $22.7 million and $23.6 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the fund, payable over 20-years.
7    INCOME TAXES
We recorded an income tax benefit of $2.7 million related to loss before taxes of $4.4 million for the three months ended June 29, 2025, and an income tax benefit of $1.3 million related to loss before income taxes of $31.2 million for the nine months ended June 29, 2025. We recorded an income tax benefit of $0.8 million related to loss before taxes of $4.5 million for the three months ended June 23, 2024, and an income tax benefit of $3.4 million related to a loss before income taxes of $17.5 million for the nine months ended June 23, 2024. The effective income tax rate for the three and nine months ended June 29, 2025, was 61.4% and 4.2%, respectively. The effective income tax rate for the three and nine months ended June 23, 2024, were 18.7% and 19.6%, respectively.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the impact of the OBBBA and expect the results of such evaluation to be reflected in our Annual Report on Form 10K for the year ended September 28, 2025.

8    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Loss attributable to Lee Enterprises, Incorporated:	(1,920)	(4,266)	(31,179)	(15,757)
Weighted average common shares	6,232	6,080	6,214	6,080
Less weighted average restricted Common Stock	(120)	(215)	(171)	(195)
Basic average common shares	6,112	5,865	6,043	5,885
Dilutive restricted Common Stock	—	—	—	—
Diluted average common shares	6,112	5,865	6,043	5,885
Loss per common share:
Basic	(0.31)	(0.73)	(5.16)	(2.68)
Diluted	(0.31)	(0.73)	(5.16)	(2.68)
For the three months ended June 29, 2025 and June 23, 2024, no shares were considered in the computation of diluted earnings per common share because the Company recorded net losses. For the nine months ended June 29, 2025 and June 23, 2024, no shares were considered in the computation of diluted earnings per common share because the Company recorded net losses.
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
Video Privacy Protection Act Litigation and Settlement. Company was named as a defendant by a group of Plaintiffs acting on behalf of a proposed class of digital subscribers in a lawsuit in 2022. The lawsuit alleged that the Company violated the Video Privacy Protection Act (“VPPA”) by using pixels to track subscribers’ video viewing activity on Company websites and sharing it with Meta without consent.

The Company has agreed to a preliminary settlement with the Plaintiffs for $9.5 million, subject to required court approval. The entire settlement amount will be paid by the Company’s insurance carriers.

The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of June 29, 2025 and September 29, 2024, respectively.

Cybersecurity Incident Litigation. As previously disclosed, the Company experienced a cybersecurity     incident during the second quarter of 2025, which involved unauthorized access to certain systems and data. Following public disclosure of the incident, the Company was named as a defendant in several putative class action lawsuits filed in or around June 2025, in the United States District Court for the Southern District of Iowa on behalf of all individuals affected by the cybersecurity incident, including those who received notice of the incident. These lawsuits generally allege, among other things, that the Company failed to adequately protect personal or sensitive information and seek unspecified damages and other relief.

The Company is vigorously defending against these claims. Given the early stage of these proceedings, the outcome of these matters is uncertain, and the Company is unable to estimate a possible loss or range of loss at this time.

The Company maintains cyber liability and other applicable insurance coverage and believes that any potential losses associated with these claims, if adverse outcomes were to occur, would be covered, subject to applicable deductibles and policy limits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended June 29, 2025. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2024 Annual Report on Form 10-K.
EXECUTIVE OVERVIEW
Lee Enterprises, Incorporated, together with its subsidiaries, is a digital-first subscription business providing local markets with valuable, high quality, trusted, intensely local news, information, advertising and marketing services. We inform consumers in 72 mid-sized local communities in 25 states with a rapidly growing digital subscription platform including 670,000 digital subscribers. Our core strategy aims to grow audiences and engagement through creating, collecting, and distributing trusted local news and information, continuous improvements to subscriber experience, and offering a full suite of omni-channel advertising and marketing to more than 20,000 local advertisers.
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

RESULTS OF OPERATIONS
Three Months Ended June 29, 2025
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 29, 2025	June 23, 2024	Percent Change

Operating revenue:
Print advertising revenue	17,474	18,941	(7.7)%
Digital advertising revenue	49,097	49,903	(1.6)%
Advertising and marketing services revenue	66,571	68,844	(3.3)%
Print subscription revenue	38,076	47,605	(20.0)%
Digital subscription revenue	23,482	20,701	13.4%
Subscription revenue	61,558	68,306	(9.9)%
Print other revenue	7,837	8,278	(5.3)%
Digital other revenue	5,328	5,150	3.5%
Other revenue	13,165	13,428	(2.0)%
Total operating revenue	141,294	150,578	(6.2)%
Operating expenses:
Compensation	47,436	59,278	(20.0)%
Newsprint and ink	3,268	4,096	(20.2)%
Other operating expenses	77,252	74,177	4.1%
Depreciation and amortization	3,783	6,850	(44.8)%
Assets gain on sales, impairments and other	(1,562)	(1,421)	9.9%
Restructuring costs and other	7,141	3,795	88.2%
Total operating expenses	137,318	146,775	(6.4)%
Equity in earnings of associated companies	686	1,122	(38.9)%
Operating income	4,662	4,925	(5.3)%
Non-operating income (expense):
Interest expense	(10,132)	(10,082)	0.5%
Pension and OPEB related benefit and other, net	1,050	617	70.2%
Total non-operating expense, net	(9,082)	(9,465)	(4.0)%
Loss before income taxes	(4,420)	(4,540)	(2.6)%
Income tax benefit	(2,744)	(849)	NM
Net loss	(1,676)	(3,691)	(54.6)%

Loss per common share:
Basic	(0.31)	(0.73)	(56.8)%
Diluted	(0.31)	(0.73)	(56.8)%
References to the “2025 Quarter” refer to the three months ended June 29, 2025. Similarly, references to the “2024 Quarter” refer to the three months ended June 23, 2024.
Operating Revenue
Total operating revenue was $141.3 million in the 2025 Quarter, down $9.3 million, or 6.2%, compared to the 2024 Quarter.

Advertising and marketing services revenue totaled $66.6 million in the 2025 Quarter, down 3.3% compared to the 2024 Quarter. Print advertising revenues were $17.5 million in the 2025 Quarter, down 7.7% compared to the 2024 Quarter due to continued secular declines in demand for print advertising and impacts from the Cyber Incident, which limited capacity for print advertising for certain publications for a short period of time. Digital advertising and marketing services totaled $49.1 million in the 2025 Quarter, down 1.6% compared to the 2024 Quarter. Digital advertising and marketing services represented 73.8% of the 2025 Quarter total advertising and marketing services revenue, compared to 72.5% in the same period last year.
Subscription revenue totaled $61.6 million in the 2025 Quarter, down 9.9% compared to the 2024 Quarter. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, and price increases on digital subscriptions. Digital-only subscribers now total 670,000. Digital-only subscription revenue grew 13.4% compared to the 2024 Quarter.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.3 million, or 2.0%, in the 2025 Quarter compared to the 2024 Quarter. Digital services revenue totaled $5.3 million in the 2025 Quarter, a 3.5% increase compared to the 2024 Quarter. Commercial printing revenue totaled $4.2 million in the 2025 Quarter, a 4.9% decrease compared to the 2024 Quarter, primarily driven by reduction in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $77.9 million in the 2025 Quarter, an increase of 2.8% over the 2024 Quarter, and represented 55.1% of our total operating revenue in the 2025 Quarter.
Equity in earnings of TNI and MNI decreased $0.4 million in the 2025 Quarter.
Operating Expenses
Total operating expenses were $137.3 million in the 2025 Quarter, a 6.4% decrease compared to the 2024 Quarter. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 7.0% in the 2025 Quarter.
Compensation expense decreased $11.8 million in the 2025 Quarter, or 20.0%, compared to the 2024 Quarter from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent and higher expenses related to the Company's self-insured medical plan.
Newsprint and ink costs decreased $0.8 million in the 2025 Quarter, or 20.2%, compared to the 2024 Quarter. The decrease is attributable to declines in newsprint volumes.
Other operating expenses increased $3.1 million in the 2025 Quarter, or 4.1%, compared to the 2024 Quarter. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to investments to our digital growth.
Restructuring costs and other increased $3.3 million, or 88.2%, compared to the 2024 Quarter. The increase is primarily driven from costs associated with recovering from the Cyber Incident, closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, cyber restoration costs, and advisor expenses.
Depreciation and amortization expense decreased $3.1 million, or 44.8%, in the 2025 Quarter. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets gain on sales, impairments and other, was a net gain of $1.6 million in the 2025 Quarter compared to a net gain of $1.4 million in the 2024 Quarter. Assets gain on sales in both quarters were due to asset sales.
The factors noted above resulted in an operating income of $4.7 million in the 2025 Quarter compared to $4.9 million in the 2024 Quarter.

Non-operating Income and Expense
Non-operating income and expense decreased by $0.4 million, or 4.0%. The decrease is primarily driven by an increase in Pension and OPEB related benefits offset by an increase in Interest expense of $0.1 million, or 0.5%, to $10.1 million in the 2025 Quarter, compared to the same Quarter last year. The increase to interest expense was due to the interest and rent waivers received in the second quarter which was added to the outstanding balance on our Term Loan. Our weighted average cost of debt was 9% at the end of the 2025 Quarter and 2024 Quarter.
Income Tax Benefit
We recorded an income tax benefit of $2.7 million, or 61.4% of pretax loss in the 2025 Quarter. In the 2024 Quarter, we recognized an income tax benefit of $0.8 million, or 18.7% of pretax loss.
Net loss and Loss Per Share
Net loss was $1.7 million and diluted loss per share were $0.31 for the 2025 Quarter compared to net loss of $3.7 million and diluted losses per share of $0.73 for the 2024 Quarter. The change reflects the various items discussed above.

Nine Months Ended June 29, 2025
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 29, 2025	June 23, 2024	Percent Change

Operating revenue:
Print advertising revenue	53,867	62,118	(13.3)%
Digital advertising revenue	139,766	141,747	(1.4)%
Advertising and marketing services revenue	193,633	203,865	(5.0)%
Print subscription revenue	122,587	148,443	(17.4)%
Digital subscription revenue	68,836	60,429	13.9%
Subscription revenue	191,423	208,872	(8.4)%
Print other revenue	22,938	24,839	(7.7)%
Digital other revenue	15,241	15,230	0.1%
Other revenue	38,179	40,069	(4.7)%
Total operating revenue	423,235	452,806	(6.5)%
Operating expenses:
Compensation	164,349	175,757	(6.5)%
Newsprint and ink	9,996	13,101	(23.7)%
Other operating expenses	223,387	221,247	1.0%
Depreciation and amortization	15,218	21,438	(29.0)%
Assets loss (gain) on sales, impairments and other	(2,365)	4,727	NM
Restructuring costs and other	18,806	12,199	54.2%
Total operating expenses	429,391	448,469	(4.3)%
Equity in earnings of associated companies	2,963	3,869	(23.4)%
Operating (loss) income	(3,193)	8,206	NM
Non-operating income (expense):
Interest expense	(30,365)	(30,427)	(0.2)%
Pension and OPEB related benefit and other, net	2,362	1,096	NM
Curtailment/Settlement gains	—	3,593	NM
Total non-operating expense, net	(28,003)	(25,738)	8.8%
Loss before income taxes	(31,196)	(17,532)	77.9%
Income tax expense (benefit)	(1,281)	(3,438)	(62.7)%
Net loss	(29,915)	(14,094)	NM

Loss per common share:
Basic	(5.16)	(2.68)	92.7%
Diluted	(5.16)	(2.68)	92.7%
References to the “2025 Period” refer to the nine months ended June 29, 2025. Similarly, references to the “2024 Period” refer to the nine months ended June 23, 2024.

Operating Revenue
Total operating revenue was $423.2 million in the 2025 Period, down $29.6 million, or 6.5%, compared to the 2024 Period.
Advertising and marketing services revenue totaled $193.6 million in the 2025 Period, down 5.0% compared to the 2024 Period. Print advertising revenues were $53.9 million in the 2025 Period, down 13.3% compared to the 2024 Period due to continued secular declines in demand for print advertising and impacts from the Cyber Incident, which limited capacity for print advertising for certain publications for a short period of time. Digital advertising and marketing services totaled $139.8 million in the 2025 Period, down 1.4% compared to the 2024 Period. Digital advertising and marketing services represented 72.2% of the 2025 Period total advertising and marketing services revenue, compared to 69.5% during the 2024 Period.
Subscription revenue totaled $191.4 million in the 2025 Period, down 8.4% compared to the 2024 Period. Decline in full access volume, consistent with historical and industry trends were partially offset by selective increases on our full access subscriptions, and price increases on digital subscriptions. Digital-only subscribers now total 670,000. Digital-only subscription revenue grew 14.0% compared to the 2024 Period.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $1.9 million, or 4.7%, in the 2025 Period compared to the 2024 Period. Digital services revenue totaled $15.2 million in the 2025 Period, a 0.1% increase compared to the 2024 Period. Commercial printing revenue totaled $12.1 million in the 2025 Period, a 8.0% decrease compared to the 2024 Period, primarily driven by reductions in print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $223.8 million in the 2025 Period, an increase of 3.0% over the 2024 Period, and represented 52.9% of our total operating revenue in the 2025 Period.
Equity in earnings of TNI and MNI decreased $0.9 million in the 2025 Period.
Operating Expenses
Total operating expenses were $429.4 million in the 2025 Period, a 4.3% decrease compared to the 2024 Period. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 3.0% in the 2025 Period.
Compensation expense decreased $11.4 million in the 2025 Period, or 6.5%, compared to the 2024 Period from reductions in full time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent and higher expenses related to the Company's self-insured medical plan.
Newsprint and ink costs decreased $3.1 million in the 2025 Period, or 23.7%, compared to the 2024 Period. The decrease is attributable to declines in newsprint volumes.
Other operating expenses increased $2.1 million in the 2025 Period, or 1.0%, compared to the 2024 Period. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss (gain) on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The increase is attributable to investments to our digital growth.
Restructuring costs and other increased $6.6 million in the 2025 Period, compared to the 2024 Period. The increase is primarily driven from costs associated with recovering from the Cyber Incident, closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, cyber restoration costs, and advisor expenses.
Depreciation and amortization expense decreased $6.2 million in the 2025 Period, or 29.0%, compared to the 2024 Period. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets loss (gain) on sales, impairments and other, was a net gain of $2.4 million in the 2025 Period compared to a net loss of $4.7 million in the 2024 Period. Assets loss (gain) on sales, impairments and other in the 2024 Period were primarily due to non-cash charges of $7.6 million that were recorded to reduce the carrying value of mastheads, which are non-amortized intangible assets. Assets gain on sales, impairments and other in the 2025 Period were the result of the disposition of non-core assets, including real estate.
The factors noted above resulted in an operating loss of $3.2 million in the 2025 Period compared to operating income of $8.2 million in the 2024 Period.
Non-operating Income and Expense
Interest expense decreased $0.1 million, or 0.2%, to $30.4 million in the 2025 Period, compared to the same period last year. The decrease was due to a lower average outstanding balance on our Term Loan. Our weighted average cost of debt was 9% at the end of the 2025 Period and 2024 Period.
Other non-operating income and expense consists of benefits associated with our pension and other postretirement plans. We recorded $2.2 million of periodic pension and other postretirement benefits in the 2025 Period compared to $4.7 million in the 2024 Period. The decrease was attributable due to the Company recognizing a non-cash curtailment gain of $1.2 million in the 2024 Period as a result of outsourcing certain postemployment defined benefit plan functions. Additionally, during the 2024 Period, the Company completed a voluntary lump sum payment of future benefits to terminated vested participants. The offer was accepted by 522 participants, representing a $22.6 million pension plan liability. As a result of the offer, a non-cash settlement gain of $2.4 million was recorded in Curtailment/Settlement gain on the Consolidated Statements of Loss and Comprehensive Loss. Both assets and liabilities of the plan were reduced by $22.6 million.
Income Tax Benefit
We recorded an income tax expense of $1.3 million, or 4.1% of pretax loss in the 2025 Period. In the 2024 Period, we recognized an income tax benefit of $3.4 million, or 19.6% of pretax loss.
Net loss and Loss Per Share
Net loss was $29.9 million and diluted loss per share were $5.16 for the 2025 Period compared to net loss of $14.1 million and diluted losses per share of $2.68 for the 2024 Period. The change reflects the various items discussed above.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Net loss	(1,676)	(3,691)	(29,915)	(14,094)
Adjusted to exclude
Income tax benefit	(2,744)	(849)	(1,281)	(3,438)
Non-operating expenses, net	9,082	9,465	28,003	25,738
Equity in earnings of TNI and MNI	(686)	(1,122)	(2,963)	(3,869)
Depreciation and amortization	3,783	6,850	15,218	21,438
Restructuring costs and other	7,141	3,795	18,806	12,199
Assets (gain) loss on sales, impairments and other, net	(1,562)	(1,421)	(2,365)	4,727
Stock compensation	540	474	1,328	1,189
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,066	1,323	3,488	4,644
Adjusted EBITDA	14,944	14,824	30,319	48,534

The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024

Operating expenses	137,318	146,775	429,391	448,469
Adjustments
Depreciation and amortization	3,783	6,850	15,218	21,438
Assets (gain) loss on sales, impairments and other, net	(1,562)	(1,421)	(2,365)	4,727
Restructuring costs and other	7,141	3,795	18,806	12,199
Cash Costs	127,956	137,551	397,732	410,105
LIQUIDITY AND CAPITAL RESOURCES
A summary of our cash flows is included in the narrative below.
Operating Activities
Cash required for operating activities totaled $0.8 million in the 2025 Period compared to cash provided by operating activities of $1.4 million in 2024 Period, a decrease of $0.6 million. The decrease was primarily driven by a decrease in operating results of $24.1 million (defined as net loss adjusted for non-working capital items), partially offset by non-cash interest expense of $10.1 million and an increase in working capital of $13.4 million. The increase in working capital is primarily related to the cyber incident, which increased both accounts payable and accounts receivable.
Investing Activities
Cash provided by investing activities totaled $5.1 million in the 2025 Period compared to cash provided by investing activities of $0.5 million in the 2024 Period. 2025 Period and 2024 Period included $8.7 million and $7.1 million, respectively, in proceeds from the sale of assets as the Company divested non-core real estate.
We anticipate that funds necessary for capital expenditures, which are expected to total up to $7.0 million in 2025, and other requirements, will be available from internally generated funds.
Financing Activities
Cash required for financing activities totaled $1.4 million in the 2025 Period compared to $3.0 million required in the 2024 Period. The Debt reduction accounted for nearly all the usage of funds in both periods.
Additional Information on Liquidity
Our liquidity, consisting of cash on the balance sheet, totaled $14.1 million on June 29, 2025. This liquidity amount excludes any future cash flows from operations. For the nine months ending June 29, 2025, cash provided by operating activities totaled $0.8 million. The current operating environment, business transformation spending, and impacts from the Cyber Incident have reduced net cash flows and put pressure on the Company's liquidity. In response to the current challenges, the Company has implemented specific plans to maintain sufficient liquidity for the foreseeable future.
The Company's plan includes reducing operating and capital spending and reducing outstanding accounts receivable. Reductions in operating expenses and capital spending largely impact the Company's print businesses and future products that are not generating revenue today. Due to the cyber incident and in an effort to improve liquidity, the Company was granted waivers of interest and rent for three months.
The Company executed its plan in the 13 weeks ended June 29, 2025, resulting in an improvement in operating results (defined as net loss adjusted for non-working capital items). This improvement marked a significant milestone in the cyber recovery, as since May 2025 all mandatory and principal payments were funded through cash from operations. The Company anticipates the improvement to continue into future quarters.
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
Item 3.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Video Privacy Protection Act Litigation and Settlement. The Company was named as a defendant by a group of Plaintiffs acting on behalf of a proposed class of digital subscribers in a lawsuit in 2022. The lawsuit alleged that the Company violated the Video Privacy Protection Act (“VPPA”) by using pixels to track subscribers’ video viewing activity on Company websites and sharing it with Meta without consent.

The Company has agreed to a preliminary settlement with the Plaintiffs for $9.5 million, subject to required court approval. The entire settlement amount will be paid by the Company’s insurance carriers.

The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of June 29, 2025 and September 29, 2024, respectively.

Cybersecurity Incident Litigation. As previously disclosed, the Company experienced a cybersecurity incident during the second quarter of 2025, which involved unauthorized access to certain systems and data. Following public disclosure of the incident, the Company was named as a defendant in several putative class action lawsuits filed in or around June 2025, in the United States District Court for the Southern District of Iowa on behalf of all individuals affected by the cybersecurity incident, including those who received notice of the incident. These lawsuits generally allege, among other things, that the Company failed to adequately protect personal or sensitive information and seek unspecified damages and other relief.

The Company is vigorously defending against these claims. Given the early stage of these proceedings, the outcome of these matters is uncertain, and the Company is unable to estimate a possible loss or range of loss at this time.

The Company maintains cyber liability and other applicable insurance coverage and believes that any potential losses associated with these claims, if adverse outcomes were to occur, would be covered, subject to applicable deductibles and policy limits.

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
Following the containment of the initial threat and as a result of a subsequent, comprehensive review with a third-party vendor, the Company determined certain files may have been accessed or acquired on February 1, 2025, including customers' and subscribers personal information. The Company reported the Incident to relevant law enforcement and will cooperate with any resulting investigation or efforts to hold the perpetrators accountable. In addition, through a data breach and recovery services vendor, the Company is offering identity theft protection services to those customers and subscribers potentially involved in the data breach.
During the three months ended June 29, 2025, the Company incurred $1.2 million of expenses related to the Cyber Incident. During the nine months ended June 29, 2025, the Company incurred $3.1 million of expenses related to the Cyber Incident. These expenses are recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss. The Cyber Incident remains under legal and forensic investigation, including evaluation of the extent and potential risk related to unauthorized access to sensitive data.
The incident continues to have a significant negative impact on the Company's 2025 operating results. Various revenue lines were impacted, certain operating expenses are trending higher than they were prior to the incident, and many projects underway were significantly delayed. While operating impacts from the incident have not been fully realized, the Company estimates the incident impacted revenue by more than $10 million.

The Company maintains cyber insurance coverage to limit its exposure to losses such as those related to the Cyber Incident, subject to a $500,000 deductible. Coverage includes, among other things, the cost of recovery and restoration as well as business interruption. The Company has submitted claims to its insurers for reimbursement of certain costs, expenses, and losses stemming from the Cyber Incident. To date, $707,000 reimbursements have been received, however the claims processing is ongoing as of the date of this filing.
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

LEE ENTERPRISES, INCORPORATED

/s/ Timothy R. Millage	August 8, 2025
Timothy R. Millage
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)