Form 10-K
period 2025-09-28
LEE ENTERPRISES, Inc
filed 2025-11-26
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 28, 2025
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registrant's public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 30, 2025, the aggregate market value of the Registrant's common stock held by non-affiliates of the registrant was $57,584,179. As of October 31, 2025 6,261,825 shares of Common Stock $0.01 par value were outstanding.

References to "Lee", "the Company", “we”, “our”, “us” and the like throughout this document refer to Lee Enterprises, Incorporated and subsidiaries. References to "2025", "2024", "2023" and the like refer to the fiscal years ended the last Sunday in September.
PART I
ITEM 1. BUSINESS

Lee Enterprises, Incorporated is a leading digital-first subscription and marketing services company committed to delivering high-quality, trusted, and deeply local news and information. We serve 72 mid-sized communities across 25 states, engaging audiences through a rapidly expanding digital platform that now reaches more than 633,000 digital-only subscribers.

Our mission is to strengthen and enrich the communities we serve by providing compelling local content, superior subscriber experiences, and innovative, data-driven advertising and marketing solutions. Through a premium, high-margin portfolio of digital products and marketing services — including owned-and-operated platforms, branded content, over-the-top advertising, AI-powered solutions, and targeted print — we enable more than 20,000 local advertisers to meaningfully engage customers, strengthen their brands, and accelerate growth.

Our core strategy is to expand audiences and deepen engagement by delivering robust, hyper-local content that informs and connects our communities. We are committed to creating, collecting, and distributing trusted local news and information across platforms designed to meet audiences wherever they are — print, web, mobile, social, and emerging channels. At the same time, we are investing in world-class digital products that elevate the subscriber experience through personalization, seamless access, and continuous innovation.

Together, these pillars — hyper-local content leadership, exceptional digital experiences, and full-spectrum marketing solutions — position the Company as the indispensable media and marketing partner in every community we serve.

Our portfolio includes digital subscription platforms, daily and weekly newspapers, and specialized niche products designed to deliver original, trusted local content alongside relevant national and international news. These products are accessible across digital and print formats, with real-time updates available through our websites and mobile applications.

Our primary revenue streams are derived from subscriptions, advertising, and digital marketing services. Subscription revenue includes digital and print subscriptions supported by growing digital engagement. Advertising revenue is generated through a comprehensive suite of omni-channel marketing solutions, including digital, print, programmatic, video, and social media campaigns. Additional revenue is earned through commercial printing, distribution services, and other digital services through SaaS content management solution, BLOX Digital, that extend the Company’s reach and reinforce its position as a trusted local media and marketing partner.

COMPETITION
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
Our suite of AI-powered solutions, Amplified, competes with other digital marketing solutions agencies as well as other media companies which have a similar strategy for digital marketing solutions. While some of our competitors enjoy competitive advantages such as greater name recognition, longer histories as well as greater financial resources, we believe we compete favorably and our product capabilities meet customer requirements due to our data-driven, omni-channel sales approach, our experienced digital sales force, and our overall customer satisfaction.
The number of competitors in any given market varies; however, all of the forms of competition noted above exist to some degree in all of our markets.

NEWSPAPERS AND MARKETS
We, including our investments in TNI Partners ("TNI") in Tucson, AZ and Madison Newspapers, Inc. ("MNI") in Madison, WI, publish the following daily newspapers and maintain the following primary digital sites:

			September 2025 (2)(3)	2025 Monthly Average ('000s)
Newspaper	Primary Website	Location	Digital & Print Subscribers	Unique Visitors	Page Views

St. Louis Post-Dispatch	stltoday.com	St. Louis, MO	67,357	1,577	18,568
Omaha World Herald	omaha.com	Omaha, NE	58,884	607	11,763
Buffalo News	buffalonews.com	Buffalo, NY	54,107	961	18,708
Wisconsin State Journal (1)	madison.com	Madison, WI	47,600	683	11,466
Richmond Times-Dispatch	richmond.com	Richmond, VA	36,258	485	6,585

		Other Daily Publications	607,152	9,650	99,493
		Other Non-Daily Publications	18,444	546	1,751

		Total	889,802	14,509	168,334
(1)Owned by MNI
(2)Source: Company statistics.
(3)Digital & Print Subscribers represent subscriber volumes as of September 28, 2025
NEWSPRINT
The primary raw material of newspapers, and our other print publications, is newsprint. We purchase newsprint from U.S. and Canadian producers. We believe we will continue to receive a supply of newsprint adequate for our needs and consider our relationships with newsprint producers to be good. Newsprint purchase prices can be volatile and fluctuate based upon factors that include foreign currency exchange rates, tariffs and both foreign and domestic production capacity and consumption. Price fluctuations can affect our results of operations. We have not entered into derivative contracts for newsprint.
EMPLOYEES AND HUMAN CAPITAL RESOURCES
We believe the foundation of our business is the people and employees who support our business strategy. We invest in top digital talent to carry out our digital growth strategy and position us to achieve our long-term growth targets.
As of September 28, 2025, we had approximately 2,500 employees, including approximately 270 part time employees, exclusive of TNI and MNI employees. Full-time employees in 2025 totaled approximately 2,400, of which approximately 250 are represented by unions. We consider our relationships with our employees to be good. We are committed to creating an equitable and inclusive workplace that also reflects the diversity of our local readers and communities we serve.
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
At www.lee.net, investors can access a wide variety of information, including news releases, SEC filings, financial statistics, annual reports, investor presentations, governance documents, newspaper profiles and digital links. We make available via our website all filings we make under the Securities Exchange Act of 1934 ("Exchange Act"), including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of any website referred to in this Annual Report on Form 10-K ("Annual Report") is not incorporated by reference unless expressly noted.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•     Competition;

•    We may be required to indemnify the previous owners of BH Media Group, Inc. and The Buffalo News, Inc. for unknown legal and other matters that may arise;

•Our liquidity position, any need to obtain additional capital and our ability to obtain additional financing; and

•Other risks detailed from time to time in our publicly filed documents, including this Annual Report and particularly in "Risk Factors", Part I, Item 1A herein.

Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Statements regarding our plans, strategies, prospects and expectations regarding our business and industry and our responses thereto may have on our future operations, are forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. They reflect our expectations and are not guarantees of performance. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Annual Report. We do not undertake to publicly update or revise our forward-looking statements, except as required by law.

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
Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities we serve.
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
In the past, these and other similar conditions and events have resulted in, and could lead to, a tightening of credit and capital markets, lower levels of liquidity, lower consumer and business spending, unemployment, declines in real estate values, increases in employee-related costs, and other adverse economic conditions. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. In addition, printing and distribution costs, including the costs of paper and ink, are a significant expense for us. We expect increases in these costs in the near-term from various factors, including increases in the cost of raw materials, energy, labor, transportation, and distribution, due to inflation and other adverse factors on the economy.
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
At September 28, 2025, the carrying value of our goodwill was $323.9 million, the carrying value of mastheads was $3.9 million, and the carrying value of our amortizable intangible assets was $48.0 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.
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

Risks Related to our Common Stock

We have no current plans to pay cash dividends on our common stock; as a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We have no current plans to pay dividends on our common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

Provisions of our certificate of incorporation and by-laws may delay or prevent a takeover, which may not be in the best interest of our stockholders.
Provisions of Delaware law and our certificate of incorporation and our second amended and restated by-laws (the “by-laws”) could make the acquisition of our Company and the removal of incumbent officers and directors more difficult. Such provisions include restrictions as to when and by whom special meetings of our stockholders may be called. Further, our certificate of incorporation authorizes the issuance of up to 500,000 shares of serial convertible preferred stock and, if, as previously disclosed, certain proposed amendments to the Company’s amended and restated certificate of incorporation (the “Charter Amendments”) are approved by our stockholders at a special meeting of stockholders and effectuated by our board of directors, the Company would be authorized to issue up to an additional 20,000,000 shares of our common stock, 20,000,000 shares of convertible non-voting common stock, and 10,500,000 shares of “blank check” preferred stock with such rights, preferences, privileges and restrictions as may be determined from time to time by our board of directors in its sole discretion, and such preferred stock may be designated rights that could adversely affect the voting power or other rights of the holders of our common stock. Such Charter Amendments to the extent any shares of capital stock are ultimately issued by the Company may also have the effect of diluting equity ownership.
As a Delaware corporation, we are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). In general, the statute prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date that the person became an interested stockholder unless, subject to certain exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. These provisions may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the stockholders.

Equity ownership may become diluted if we conduct the proposed rights offering or another potential equity financing transaction.

On November 10, 2025, we filed a registration statement with respect to the proposed rights offering of up to $50.0 million for general corporate purposes, including capital expenditures and working capital, as well as other activities necessary for our operations, such as investments in technology with respect to advertising strategies, audience outreach, our internal operations, and digital products. If we consummate the proposed rights offering or any other potential equity financing transaction, and existing common stockholders as of the record date do not participate, such non-participating holders will experience dilution in equity ownership. The proposed rights offering will be commenced only following the effectiveness of the registration statement relating to the proposed rights offering and will be made only by means of a prospectus.

The stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
On March 28, 2024, our board of directors adopted the stockholder rights plan, pursuant to which each holder of record of voting common stock received one preferred share purchase right (a “Right”) for each share of voting common stock outstanding as of April 8, 2024. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Convertible Preferred Stock, without par value (the “Preferred Shares”), of the Company at a price of $90.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The stockholder rights plan was adopted in response to stockholder activism concerns and is intended to protect us and our stockholders from efforts by a single stockholder or group of stockholders to obtain control of the Company without paying a control premium through a number of recognized stockholder protections. Generally, the stockholder rights plan works by causing substantial dilution to any person or group (other than specified exempt persons) that acquires 10% or more of the shares of our voting common stock without the approval of our board of directors. As a result, the overall effect of the stockholder rights plan may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving us that is not approved by our board of directors even if the offer may be considered beneficial by some stockholders.
Risk Related to Competition from Digital Media and Artificial Intelligence
Our operating revenue may be materially adversely affected if we do not successfully respond to the shift in newspaper readership and advertising expenditures away from traditional print media and towards digital media. Significant capital investments may be needed to respond to this shift.
Currently, a primary source of revenue is from advertising and marketing services, which accounts for 45% of our 2025 revenue. Subscription revenue accounts for 46% of our 2025 revenue. The media publishing industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. The media publishing industry also continues to be affected by demographic shifts, with older generations preferring more traditional print newspaper delivery and younger generations consuming news through digital media. Also, the revenues generated by media publishing companies have been affected significantly by the shift in advertising expenditures towards digital media.
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
We compete for audiences and advertising revenue with newspapers; digital media such as web-based digital platforms (e.g., Alphabet, Amazon, Meta, X, TikTok etc.), streaming services, podcasts; and traditional media platforms including magazines, broadcast, cable and satellite television, radio, direct mail, and billboards. As use of the Internet and mobile devices increases, we lose revenue from classified advertising and subscribers to free Internet sites containing abbreviated versions of our publications. Some of our current and potential competitors have greater financial and other resources than we have. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected.
We face significant competition from alternative providers of news, information, and entertainment services, some of which provide their products subscription-free. The rapid changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior, may adversely affect our revenue streams if consumers or customers migrate to alternative mediums or providers. In addition, the number of choices available to consumers for content consumption has increased and may adversely impact demand for, and the price consumers are willing to pay for our products and services. As the availability of free content grows so does a consumer trend toward subscription fatigue, which in turn, may negatively affect our circulation, subscription, and advertising revenue and increase subscriber acquisition and retention costs. For example, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of products and services than they do on their source, quality, or reliability.
Generative AI technology's continued growth, development, and evolution is shifting the landscape among our competitors to adopt AI technology as a tool to create and deliver content to customers as well as act as a stand-alone competitor and such evolutions of AI technology may negatively impact our ability to attract, engage, and retain audience and subscribers, maintain and grow other revenue streams, and other risks.

Recent advances and continued rapid development in generative AI technology may significantly alter the market for our products and services and shift our competitor's focus to adopting AI more quickly. The use of AI both as a tool for our competitors and stand-alone competition, may also affect our ability to monetize our digital audiences. In order to compete effectively, we must differentiate and distinguish our brands and our products and services, respond to and develop new technologies, distribution channels and platforms, products and services, and anticipate and consistently respond to changes in consumer and customer needs, preferences and behaviors.

In addition, online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Use of AI in search engines could result in decreased viewership and engagement with our media content. Any failure to successfully manage and adapt to these changes across our businesses, including those affecting how our content, apps, products, and services are discovered, prioritized, displayed, and monetized, could impede our ability to compete effectively by significantly decreasing traffic to our offerings, lowering advertiser interest in those offerings, increasing costs if free traffic is replaced with paid traffic and lowering advertising revenue and subscriptions.
Generative Artificial Intelligence (AI), as a rapidly developing technology, subjects us to risks involving security, protection of intellectual property, ethical concerns, brand trust, reputational harm, legal liability, and the maintenance and growth of revenue streams.
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
Risks Related to Our Indebtedness and Liquidity
Our indebtedness could materially and adversely affect our business or financial condition.
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
At its inception, the aggregate principal amount and applicable interest rate of the Term Loan was $576.0 million and 9% annual rate, respectively, the proceeds of which were used to refinance our then-outstanding debt and fund the acquisition of BH Media and Buffalo News. The Term Loan is collateralized by all Company assets. As of September 28, 2025, the Term Note has an aggregate principal outstanding amount of $455.5 million. Our ability to make scheduled payments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, competitive, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal and interest on our debt.
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
The terms of the 2020 Refinancing limit our ability to take certain actions without requisite lender approval and modification of the loan agreements. These limitations include restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of Company stock, and engaging in other capital transactions. While we have an established relationship with BH Finance, whose priorities and interests are familiar to us, there is no assurance BH Finance will approve or consent to our activities, even if the activities are in the best interests of our stockholders. If we are unable to secure the required consent of BH Finance (including with respect to the proposed rights offering and other strategic or financing transactions), our ability to take advantage of future opportunities, including acquisition or financing opportunities, could be restricted.

Risks Related to Cybersecurity
Our business, operating results, and reputation may be negatively impacted, and we may be subject to legal and regulatory claims if there is a loss, destruction, disclosure, misappropriation, or alteration of or unauthorized access to data owned or maintained by us, or if we are the subject of a significant data breach or cyberattack.
We rely on our information technology and communications systems to manage our business data, including communications, news and advertising content, digital products, order entry, fulfillment and other business processes. These technologies and systems also help us manage many of our internal controls over financial reporting, disclosure controls and procedures and financial systems. Attempts to compromise information technology and communications systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches resulting from accidental events (such as human error) or deliberate attacks. Moreover, the techniques used to attempt attacks and the perpetrators of such attacks are constantly expanding. We face threats both from use of malicious code (such as malware, viruses, and ransomware), employee theft or misuse, advanced persistent threats, and phishing and denial-of-service attacks. We have complied with all applicable legal requirements relating to this activity. As cyberattacks become increasingly sophisticated, and as tools and resources become more readily available to malicious third parties, we will incur increased costs to secure its technology environment and there can be no guarantee that our and our third-party vendors’ actions, security measures and controls designed to prevent, detect or respond to security breaches, to limit access to data, to prevent destruction, alteration, or exfiltration of data, or to limit the negative impact from such attacks, can provide absolute security against compromise. As a result, our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes may be lost, destroyed, disclosed, misappropriated, altered or accessed without consent and various controls, automated procedures and financial systems could be compromised.
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
On February 3, 2025, we experienced a cybersecurity incident that disrupted certain IT systems and resulted in unauthorized access to certain files (the “Cyber Incident”). The Cyber Incident had a significant negative impact on our 2025 operating results. Various revenue lines were impacted, certain operating expenses were higher than they were prior to the incident, and many projects underway were significantly delayed. For further discussion of how the Cyber Incident materially affected our business, see "Material Effects of Cybersecurity Threats under Item 1C — Cybersecurity" of this Annual Report.
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
On February 3, 2025, we experienced a Cyber Incident that disrupted certain IT systems and resulted in unauthorized access to certain files. The Cyber Incident had a significant negative impact on our 2025 operating results. Various revenue lines were impacted, certain operating expenses were higher than they were prior to the incident, and many projects underway were significantly delayed. For further discussion concerning ongoing litigation related to the Cyber Incident, see "Note 19, Commitments and Contingencies," to the consolidated financial statements included in Item 8 of Part II of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
Processes for Assessing, Identifying, and Managing Cybersecurity Risks
The Company has established processes to assess, identify, and manage material risks arising from cybersecurity threats (as defined in Item 106(a) of Regulation S-K). These processes are integrated into the Company's' overall risk management system. Specifically:
•The addition of an experienced Chief Information Security Officer ("CISO") with over 25 years of experience to lead the IT Cybersecurity and Compliance team.
•Yearly risk assessment designed to help identify material cybersecurity risks to our information systems (as defined in Item 106(a) of Regulation S-K) and data.
•A security incident response team that is responsible for managing our cybersecurity risk, security controls, response, and reporting cybersecurity incidents (as defined in Item 106(a) of Regulation S-K).
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
Material Effects of Cybersecurity Threats
On February 3, 2025, we experienced a systems outage caused by a cybersecurity attack by threat actors who unlawfully accessed our network, encrypted critical applications, and exfiltrated certain files (herein defined as the "Cyber Incident"). Upon discovery, we promptly activated our incident response plan, engaging both internal teams and third-party cybersecurity experts.
During the year ended September 28, 2025, we incurred $10.5 million loss of cash flows related to the Cyber Incident. Approximately $3.7 million of this was incurred expenses that are recognized in "Restructuring and Other" in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. We have filed insurance claims for the remaining $6.8 million to cover business interruption and other costs. The Cyber

Incident remains under legal and forensic investigation, including evaluation of the extent and potential risk related to unauthorized access to sensitive data.
The incident had a significant negative impact on our 2025 operating results. Various revenue lines were impacted, certain operating expenses were higher than they were prior to the incident, and many projects underway were significantly delayed.
For a description of the risks related to cybersecurity that may materially affect us and how they may do so, see the “Risk Factors—Risks Related to Cybersecurity” section of this Report.
GOVERNANCE
Board of Directors Oversight
The Board of Directors plays a crucial role in overseeing our management of cybersecurity risks. The Audit and Risk Management Committee is specifically tasked with this responsibility, and it regularly reports to our Board regarding its activities, including those related to cybersecurity risk management. Our Board also receives periodic briefings from management on our cybersecurity risk management program, including presentations on cybersecurity topics from our Chief Information Officer, internal information security team, and third-party experts.
These briefings cover the current threat landscape, ongoing cybersecurity initiatives, and our response to significant incidents.
Management’s Role in Cybersecurity Risk Management
Management is actively involved in assessing and managing material risks from cybersecurity threats. The following processes are in place:
•Responsible Positions/Committees: The Chief Information Officer, and Chief Information Security Officer are responsible for assessing and managing cybersecurity risks. The individuals in these roles possess extensive expertise in cybersecurity. Specifically, the Chief Information Officer has over 25 years in Information Technology across multiple industries, and the Chief Information Security Officer has over 25 years in Security, Risk, Audit, and Compliance across various sectors, including both public and private.
•Monitoring and Response Processes: We have established processes to inform and monitor cybersecurity incidents for prevention, detection, and resolution using a 24/7 third-party SOC Managed Service. The SOC is responsible for providing alerts, updates, and remediation services as needed by monitoring all technology assets for potential signs of compromise and conducting threat hunt exercises.
•Reporting to the Board: Information about cybersecurity risks is regularly reported to the Board of Directors or its relevant committee. This reporting includes updates on our cybersecurity risk profile, significant incidents, and the effectiveness of mitigation strategies.
ITEM 2. PROPERTIES
Our executive offices are located in leased facilities at 4600 E. 53rd Street, Davenport, Iowa. The initial lease term expires August 1, 2029.
We have 14 print sites which print most of our dailies with the exception of 3 that are printed at third-party printers.
Our newspapers and other publications have formal or informal backup arrangements for printing in the event of a disruption in production capability.

ITEM 3. LEGAL PROCEEDINGS
See Note 19, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of Part II of this Annual Report for information regarding certain legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed on Nasdaq.
At October 31, 2025, we had 3,804 registered holders of record of our Common Stock.
Our Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with our Equity Interests or from the proceeds of a sale of our Equity Interest. See Note 6 — Debt, of the Notes to Consolidated Financial Statements, included herein.
STOCK PRICE PERFORMANCE GRAPH
The following graph compares the percentage change in our cumulative total return, the Standard & Poor's 500 Stock Index, and a peer group index, in each case for the five years ended September 28, 2025 (with September 27, 2020, as the measurement point). Total return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming dividend reinvestment and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period.

ITEM 6. RESERVED
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the year ended September 28, 2025, and for fiscal years 2024 and 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein.
EXECUTIVE OVERVIEW
Our 2025 total operating revenue was $562 million, while total Digital Revenue was $298 million, flat to the prior year. Total Print Revenue was $264 million, a 15% decrease to the prior year, representing a 10 percentage-point improvement over the prior year's decline. We continued to deliver positive performance in our digital-only subscription business, driving year-over-year revenue growth of 12%. Through yield management, expanded rates and disciplined subscriber acquisition, we are nearing $100 million in digital-only subscription revenue. Another key piece of our digital business, Amplified Digital® agency, surpassed $100 million in revenue during the year, with growth of 4%.
Operating expenses totaled $571 million and Cash Costs (a non-GAAP financial measure) totaled $524 million, a 7% and 5% decrease compared to the prior year, respectively. Operating expenses in FY25 included $3.7 million of cyber restoration expenses, which are included in the line "Restructuring costs and other". Net loss totaled $36 million and Adjusted EBITDA (a non-GAAP financial measure) totaled $45 million. Cash on the balance sheet totaled $10 million. Debt, net of cash on the balance sheet, totaled $445 million. Since May 2025, we have satisfied all principal and interest payments through organic free cash flow generation.

RECENT DEVELOPMENTS

Proposed Rights Offering

In addition to the Charter Amendments, we previously disclosed that our board of directors has been considering, among various other financing and capital markets transactions, consummating a proposed rights offering of our common stock to existing stockholders, and on November 10, 2025, we filed a registration statement with respect to a proposed rights offering (the “proposed rights offering”). As set forth in the registration statement, we intend to use the proceeds of the proposed rights offering, if the proposed rights offering is consummated, for general corporate purposes, including capital expenditures and working capital, as well as other activities necessary for our operations, such as investments in technology with respect to advertising strategies, audience outreach, our internal operations, and digital products.

Further, in connection with the proposed rights offering, we have an agreement in-principle with our term loan lender that, if we successfully raise the aggregate proposed rights offering amount of $50.0 million in gross proceeds, we will receive a reduction in our annual interest rate from 9% to 5% for five years, resulting in interest savings of approximately $18 million annually and up to $90 million over the five-year period. The consummation of the proposed rights offering, however, is not conditioned on receipt of this interest rate reduction. While our term lender has agreed in-principle to a reduction in our interest expense (and certain other related amendments to our term loan), subject to definitive documentation, there is no assurance that we may be able to enter into any amendments to our term loan on the terms described herein or at all. The proposed rights offering will be commenced only following effectiveness of the registration statement relating to the proposed rights offering and will be made only by means of a prospectus.

We reserve the right to modify, postpone or cancel the proposed rights offering at any time. There is no assurance that the proposed rights offering will be completed on the terms described in this Annual Report, or at all, including with respect to any reduction in our interest expense (or any other related amendments to our term loan), as the terms of which are subject to definitive documentation with our term loan lender.

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
Intangible Assets, Other Than Goodwill
Local mastheads (e.g., publishing periodical titles, web site domain names, and trade names) are not subject to amortization. Non-amortized intangible assets are tested for impairment annually during the fourth fiscal quarter or more frequently if events or changes in circumstances suggest the asset might be impaired.
The quantitative impairment test consists of comparing the fair value of each masthead with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2025, 2024, and 2023, we recognized impairment charges of $7.0 million, $7.8 million, and $7.7 million, respectively. As of September 28, 2025 the masthead carrying value is $3.9 million.
Our amortizable intangible assets consist mainly of customer relationships including subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. Intangible assets subject to amortization are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on intangible assets subject to amortization in 2025, 2024 or 2023.
Our quantitative impairment analysis includes several inputs that are considered estimates, these include royalty rates, discount rates, five-year revenue forecast, and long term growth rates. All of these estimates are subject to uncertainty as future results may not be achieved. In 2025, the royalty rates utilized a range from 0% to 1.0%; a 50-basis point decrease in royalty rates would result in an additional $1.5 million of impairment. Our discount rate utilized in the analysis has ranged from 12.5% in 2024 to 13.0% in 2025, depending on market conditions. Increasing the discount rate by 100 basis points would result in an additional $0.1 million of impairment. We have used various forecasts in the analysis over different years.
Future decreases in our market value, or significant differences in revenue, expenses or cash flows from estimates used to determine fair value, could result in additional intangible asset impairment charges in the future.
For information related to our Goodwill impairment analysis, refer to Note 4 to the Consolidated Financial Statements.
Pension, Postretirement and Postemployment Benefit Plans
We, along with our subsidiaries, have various defined benefit retirement plans, postretirement plans and postemployment plans, under which substantially all of the benefits have been frozen in previous years.
We account for our pension, postretirement and postemployment plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets and to recognize, as a component of other comprehensive (loss) income, the gains or losses that arise during the period but are not recognized in pension expense. The service cost component of net period benefit cost is reported on the Consolidated Statements of Income and Comprehensive (Loss) Income and included in Compensation while all other components are included in other non-operating income/expense.
The determination of pension and postretirement plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the discount rates applied to pension and postretirement plan obligations and the expected long-term rate of return on plan assets.

The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. To determine the expected long-term rate of return of assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants and long- term inflation assumptions. In 2025, we used an expected return of assets assumption of 5.5% for our pension plan assets and 6.0% for our postretirement and postemployment benefit plan assets.
A 50-basis point decrease in discount rates would result in an increase of $8.4 million to pension and $0.1 million to postretirement and postemployment benefits liabilities. A 50-basis point decrease in expected rate of return of assets results would result in an increase of $0.9 million to pension and $0.1 million postretirement and postemployment benefits expense.
Income Taxes
We are subject to income taxes in the U.S. and record our tax provision based on the expected tax consequences of our operations. Tax laws are complex and open to interpretation, requiring significant judgment in determining our current and deferred income tax provisions, as well as any valuation allowance on deferred tax assets, if any.
Our current and deferred income tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. We review these estimates throughout the year and record adjustments when actual results are known.
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. Deferred tax assets and liabilities are based on differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates. Deferred income tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. These balances are adjusted for the effects of changes in tax laws and rates on the date of enactment.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are recorded in the period of change. Interest and penalties on unrecognized tax benefits are included in income tax expense.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the Consolidated Financial Statements for a description of new accounting standards issued and/or adopted in the year ended September 28, 2025.

OPERATIONS
Operating results, as reported in the Consolidated Financial Statements, are summarized below:

(Thousands of Dollars, Except Per Common Share Data)	2025	2024	Percent Change	2023	Percent Change

Operating revenue:
Print Advertising revenue	69,168	81,488	(15.1)%	125,804	(35.2)%
Digital Advertising and marketing services revenue	183,823	194,213	(5.3)%	193,173	0.5%
Advertising and marketing services revenue	252,991	275,701	(8.2)%	318,977	(13.6)%
Print Subscription revenue	164,172	197,584	(16.9)%	252,591	(21.8)%
Digital Subscription revenue	94,242	84,331	11.8%	60,700	38.9%
Subscription revenue	258,414	281,915	(8.3)%	313,291	(10.0)%
Print Other revenue	30,861	33,257	(7.2)%	39,508	(15.8)%
Digital Other revenue	20,075	20,507	(2.1)%	19,362	5.9%
Other revenue	50,936	53,764	(5.3)%	58,870	(8.7)%
Total operating revenue	562,341	611,380	(8.0)%	691,138	(11.5)%
Operating expenses:
Compensation	216,017	234,581	(7.9)%	266,907	(12.1)%
Newsprint and ink	12,961	16,813	(22.9)%	25,346	(33.7)%
Other operating expenses	294,642	301,950	(2.4)%	323,067	(6.5)%
Depreciation and amortization	18,843	27,616	(31.8)%	30,621	(9.8)%
Assets loss on sales, impairments and other, net	2,956	11,193	(73.6)%	1,882	494.7%
Restructuring costs and other	25,850	19,253	34.3%	12,673	51.9%
Total operating expenses	571,269	611,406	(6.6)%	660,496	(7.4)%
Equity in earnings of associated companies	4,278	4,572	(6.4)%	6,527	(30.0)%
Operating (loss) income	(4,650)	4,546	(202.3)%	37,169	(87.8)%
Non-operating (expense) income:
Interest expense	(40,505)	(41,232)	(1.8)%	(41,471)	(0.6)%
Pension withdrawal cost	—	—	NM	(1,200)	NM
Pension and OPEB related benefit and other, net	2,506	1,910	31.2%	2,420	(21.1)%
Curtailment/Settlement gain	—	3,593	NM	—	NM
Total non-operating expense, net	(37,999)	(35,729)	6.4%	(40,251)	(11.2)%
Loss before income taxes	(42,649)	(31,183)	NM	(3,082)	NM
Income tax benefit	(6,903)	(7,610)	NM	(349)	NM
Net loss	(35,746)	(23,573)	NM	(2,733)	NM

Loss per common share:
Basic	(6.20)	(4.35)	42.5%	(0.90)	NM
Diluted	(6.20)	(4.35)	42.5%	(0.90)	NM
We disposed of certain properties in each of 2025, 2024 and 2023.

Discussions of the year ended September 29, 2024 and comparison of the years ended September 29, 2024 and September 24, 2023 can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended September 29, 2024, filed on December 12, 2024 which section is incorporated by reference herein.
To facilitate a comparison of our results without the impact of the 53rd week of revenues and expenses, certain revenue and expense trends, as described below, are presented on a comparable basis which is calculated by removing the 53rd week of revenue or expense in 2024.
OPERATING REVENUE
Total operating revenue totaled $562.3 million in 2025, down $49.0 million, or 8.0%, compared to 2024. On a comparable basis, total operating revenue declined 6.5%.
Advertising and marketing services revenue totaled $253.0 million in 2025, down $22.7 million, or 8.2% compared to 2024. On a comparable basis, advertising and marketing services revenue declined 6.8%. Print advertising revenues were $69.2 million in 2025, down $12.3 million, or 15.1% compared to 2024. On a comparable basis, print advertising revenue was down 13.3%. The decline is due to continued secular declines in demand for print advertising and impacts from the Cyber Incident, which limited capacity for print advertising for certain publications for several months. Digital advertising revenue totaled $183.8 million in 2025, down $10.4 million, or 5.3% compared to 2024. On a comparable basis, revenue declined 4.0%. Digital advertising revenue represented 72.7% of 2025 total advertising and marketing services revenue compared to 70.4% in 2024. The decline in digital advertising revenue is mainly attributed to the traditional classified categories, programmatic, digital advertising tied to legacy print campaigns, and the cyber incident. Partially offsetting these declines, digital marketing services revenue increased 3.0% compared to the prior year.
Subscription revenue totaled $258.4 million in 2025, down $23.5 million, or 8.3%, compared to 2024. The decline in subscription revenue was driven by secular reductions in demand for print subscriptions. Print volumes declined during 2025, consistent with historical and industry trends. Digital-only subscription revenue is up nearly 12% over 2024 on a reported basis.
Other revenue, which primarily consists of digital services from BLOX Digital and commercial printing revenue, totaled $50.9 million, a 5.3% decrease compared to 2024. On a comparable basis, other revenue decreased 4.2%. Digital services revenue totaled $20.1 million in 2025, a 2.1% decrease compared to 2024. On a comparable basis digital services revenue decreased 1.6%. Commercial printing revenue totaled $16.2 million in 2025, a 7.4% decline compared to 2024, primarily driven by reduction in print volumes from our partners. On a comparable basis, commercial printing revenue was down 5.8%.
Total digital revenue including digital advertising revenue, digital-only subscription revenue and digital services revenue totaled $298.1 million in 2025, flat to 2024, and represented 53.0% of our total operating revenue in 2025, compared to 48.9% in 2024.
OPERATING EXPENSES
Total operating expenses totaled $571.3 million, a 6.6% decrease compared to 2024. Cash Costs (a non-GAAP financial measure discussed below) were $523.6 million, a 5.4% decrease compared to 2024.
Compensation expense totaled $216.0 million in 2025, a 7.9% decrease compared to 2024. The decrease is attributable to reductions in full-time employees ("FTEs") due to continued business transformation efforts, partially offset by investments in digital talent.
Newsprint and ink costs totaled $13.0 million in 2025, a 22.9% decrease compared to 2024. This decrease was attributable to declines in newsprint volumes.
Other operating expenses totaled $294.6 million in 2025, down 2.4% compared to 2024. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses. The decrease is primarily attributable to lower delivery and other print-related costs due to lower volumes of our print edition, partially offset by increases in digital cost of goods sold.
Depreciation expense decreased $2.8 million, or 26.6%, in 2025. Amortization expense decreased $6.0 million, or 34.9%, in 2025. The decrease in both is attributable to assets becoming fully depreciated or amortized.
Assets loss on sales, impairments and other totaled $3.0 million in 2025 compared to $11.2 million in 2024. Impairments within this category were $7.0 million in 2025 and $7.8 million in 2024, respectively, related to mastheads. Additionally, $4.2 million of goodwill was allocated to the sale of certain non-core operations in 2025 and $1.3 million in 2024.
Restructuring costs and other totaled $25.9 million and $19.3 million in 2025 and 2024, respectively. The increase is primarily driven from costs associated with recovering from the Cyber Incident, closing down outsourced production facilities, ongoing business transformation efforts, and severance. Restructuring costs and other include severance costs, litigation expenses, restructuring expenses, cyber restoration costs, and advisor expenses.
The factors noted above resulted in an operating loss of $4.7 million in 2025 compared to a gain of $4.5 million in 2024.
NON-OPERATING INCOME AND EXPENSES
Non-operating expense increased by $2.3 million, or 6.4%, primarily due to the absence of a $3.6 million pension curtailment gain recognized in 2024. Interest expense decreased $0.7 million, or 1.8%, to $40.5 million in 2025, compared to the same period last year. The decrease was due to a lower average outstanding balance on our debt. Our weighted average cost of debt was 9% at September 28, 2025 and September 29, 2024.
INCOME TAXES
We recorded income tax benefit of $6.9 million, or 16.2% of pretax loss in 2025 and $7.6 million, or 24.4% of pretax loss in 2024 . See Note 13 of the Notes to the Consolidated Financial Statements, included herein, for a discussion of the difference between the expected federal income tax rate and the actual tax rates.
NET LOSS AND EARNINGS PER SHARE
Net loss was $35.7 million in 2025 compared to net loss of $23.6 million in 2024. Loss per common share was $6.20 in 2025 compared to a loss of $4.35 per share in 2024. The change reflects the various items discussed above.
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
We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:
Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users' overall understanding of our operating performance. The measure isolates unusual, infrequent, or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business.

This measure also provides users with a benchmark that can be used when forecasting our future operating performance that excludes unusual, nonrecurring or one-time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate our leverage ratio, which is a key financial ratio monitored and used by us and our investors. Adjusted EBITDA is defined as net income (loss), plus non-operating expenses, net, income tax expense (benefit), depreciation and amortization, assets loss (gain) on sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI.
Cash Costs represent a non-GAAP financial performance measure of operating expenses which are measured on an accrual basis and settled in cash. This measure is useful to investors in understanding the components of our cash-settled operating costs. Generally, we provide forward-looking guidance of Cash Costs, which can be used by financial statement users to assess our ability to manage and control its operating cost structure. Cash Costs are defined as compensation, newsprint and ink and other operating expenses and exclude restructuring costs and other, which are typically settled in cash.
Adjusted EBITDA and Cash Costs are reconciled to net income (loss) and operating expenses, below, the closest comparable numbers under GAAP.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(Thousands of Dollars)	2025	2024	2023

Net loss	(35,746)	(23,573)	(2,733)
Adjusted to exclude
Income tax benefit	(6,903)	(7,610)	(349)
Non-operating expenses, net	37,999	35,729	40,251
Equity in earnings of TNI and MNI	(4,278)	(4,572)	(6,527)
Assets loss on sales, impairments and other, net	2,956	11,193	1,882
Depreciation and amortization	18,843	27,616	30,621
Restructuring costs and other	25,850	19,253	12,673
Stock compensation	1,757	1,751	1,806
Add:
Ownership share of TNI and MNI EBITDA (50%)	4,901	5,519	7,604
Adjusted EBITDA	45,379	65,306	85,228
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

(Thousands of Dollars)	2025	2024	2023

Operating expenses	571,269	611,406	660,496
Adjustments
Depreciation and amortization	18,843	27,616	30,621
Assets loss on sales, impairments and other, net	2,956	11,193	1,882
Restructuring costs and other	25,850	19,253	12,673
Cash Costs	523,620	553,344	615,320

LIQUIDITY AND CAPITAL RESOURCES
Our primary cash requirements are related to working capital, debt service obligations, and capital expenditures. We expect to meet these needs through cash generated from operations, supplemented by our existing cash balances. Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. Our Credit Agreement has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 28, 2025.
We continue to take proactive steps to reduce our cost structure and preserve liquidity. Recent actions include targeted cost-reduction and cash-management initiatives such as lowering discretionary and capital spending, tightening control of print-related operating costs, and enhancing collection efforts to improve working capital. We also received temporary lease and interest payment waivers during the second quarter as part of our cyber-recovery plan. Management is actively evaluating additional strategic initiatives and financing and capital markets transactions designed to ensure adequate cash flow and capital resources to support ongoing operations and meet debt obligations. While there can be no assurance that all initiatives will be implemented as planned, delays or unforeseen challenges in executing these measures could adversely affect our financial position and results of operations.

Operating Activities
Cash used in operating activities totaled $5.5 million in 2025 and $3.2 million in 2023, while cash provided by operating activities totaled $1.1 million in 2024. Our primary sources of cash from operations are receipts from digital and print subscribers, advertising and marketing services customers, and commercial printing and delivery contracts. The primary uses of operating cash include compensation and benefits, newsprint and ink purchases, distribution costs, and payments for third-party services.

The year-over-year decrease in cash provided by operating activities was primarily driven by lower operating results, reflecting a $20.1 million decline in operating performance (net loss adjusted for non-working capital items). This was partially offset by $10.1 million of non-cash interest expense related to a waiver of three monthly interest payments owed to BH Finance LLC as a result of the February cyber incident (additional disclosure can be found in Note 6 - Debt). We saw a $3.3 million increase in working capital largely influenced by the February cyber incident, which temporarily elevated both accounts payable and accounts receivable balances.
We continue to focus on initiatives to enhance operating cash flows through improved working capital management, disciplined cost control, and targeted investment in digital growth areas.

Investing Activities
Cash provided by investing activities totaled $7.7 million in 2025, $3.7 million in 2024 and $8.6 million in 2023 and is driven by cash received from asset sales of $9.3 million in 2025 offset by purchases capital expenditures during the year of $1.5 million. Proceeds from asset sales totaled $9.3 million in 2025, compared to $13.5 million in 2024 and $12.0 million in 2023. We continue to pursue opportunities to monetize non-core assets, primarily excess real estate, as part of our broader capital optimization efforts.

Financing Activities
Cash used in financing activities totaled $1.8 million in 2025, compared to $9.8 million in 2024 and 7.1 million in 2023. Debt reduction accounted for the majority of cash used in financing activities. We continue to prioritize deleveraging and disciplined capital management to strengthen the balance sheet and maintain flexibility to invest in our digital transformation strategy.
Additional Information on Liquidity
At September 28, 2025, cash and cash equivalents totaled $10.0 million. Liquidity was negatively affected by lower cash generation during the year, transformation-related investments, and temporary disruption from the February 2025 cyber incident.

We continue to take proactive steps to reduce our cost structure and preserve liquidity. Recent actions include targeted cost-reduction and cash-management initiatives such as lowering discretionary and capital spending, tightening control of print-related operating costs, and enhancing collection efforts to improve working capital. We also received temporary lease and interest payment waivers during the second quarter as part of our cyber-recovery plan. Management is actively evaluating additional strategic initiatives designed to ensure adequate cash flow and capital resources to support ongoing operations and meet debt obligations. While there can be no assurance that all initiatives will be implemented as planned, delays or unforeseen challenges in executing these measures could adversely affect our financial position and results of operations. To preserve liquidity, we implemented targeted cost-reduction and cash-management initiatives, including lower discretionary and capital spending, tighter control of print-related operating costs, and enhanced collection efforts to reduce outstanding accounts receivable. We also received temporary rent and interest payment waivers during the second quarter as part of our cyber-recovery plan.
These actions contributed to improved operating performance in the second half of fiscal 2025, enabling all mandatory and principal debt payments since May 2025 to be funded entirely from operating cash flows. Based on current projections, we believe our liquidity will be sufficient to fund operations and meet debt service requirements for at least the next twelve months.
SEASONALITY
Advertising and marketing services revenue is seasonal and generally correlates with retail spending patterns in the markets we serve. Historically, retail advertising activity peaks during the December and June quarters, driven by holiday and mid-year promotional periods, while the March quarter typically represents the lowest advertising volume of the year. Subscription and digital revenue streams are less seasonal but can experience modest fluctuations tied to promotional activity and consumer spending trends.
INFLATION
We evaluate the impact of inflation on our cost base and, when appropriate, implement price changes for our products and services. In parallel, we pursue productivity improvements, sourcing efficiencies, and targeted cost reductions to help offset inflationary pressure. Because pricing and cost actions do not always align in timing, inflation may affect margins in certain periods.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the September 28, 2025 (the "Evaluation Date"), using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the Evaluation Date, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following contains information concerning the Board members, including their period of service as a director, their recent employment, other directorships, including those held during the past five years with a public company or registered investment company, and age as of year end.
DIRECTORS
Mary E. Junck, 78, Director since 1999
Mary E. Junck was elected Executive Chairman of the Company in February 2016 and elected Chairman in February 2019. She joined the Company in 1999 as Executive Vice President and Chief Operating Officer. She became president in 2000, Chief Executive Officer in 2001 and Chairman in January 2002, and served in those positions until her retirement in 2016. She previously held senior executive positions at the former Times Mirror Company, where she was responsible for the operations of Newsday, The Baltimore Sun (publisher and chief executive officer), the Hartford Courant, The Morning Call, Southern Connecticut Newspapers and St. Paul Pioneer Press (publisher and president). She also had responsibility for Times Mirror magazines and StayWell, Times Mirror’s consumer health company. She was a member of the board of directors of The Associated Press from 2004 to 2017 and was chairman from 2012 to 2017. Since October 2016, Ms. Junck has served as a director of Postmedia Network Canada Corp. (TSE: PNC.A), a public company based in Toronto, Canada, that owns numerous newspapers and associated online platforms throughout Canada.

Ms. Junck’s in-depth knowledge of the Company and the publishing industry, in which she has worked in executive and senior management positions for more than 34 years, enables her to lead the Board effectively in her capacity as Chairman. Ms. Junck provides a valuable and unique perspective in Board deliberations about the Company’s business, competitive landscape, strategic relationships and opportunities, senior leadership and operational and financial performance. As Chairman, Ms. Junck serves as an advisor to the Chief Executive Officer and provides overall leadership for the Board. Her experience provides her with a thorough understanding of strategic direction and partnerships, financial matters and board management.
Herbert W. Moloney III, 74, Director since 2001
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
Mr. Moloney is Chairman of the Executive Compensation Committee and a member of the Audit and Risk Management Committee and the Nominating and Corporate Governance Committee. Mr. Moloney has been designated as the Company’s Lead Director by the independent directors to preside over executive sessions of non-management directors, among other duties.
Mr. Moloney brings to the Board more than 35 years of executive and management experience in the publishing and television industries. His extensive relevant industry and executive leadership experience provides him with substantive knowledge about a variety of issues that are related to the Company’s business, including digital and print advertising and marketing, operations and strategy development.
Brent M. Magid, 61, Director since 2010
Mr. Magid is President and Chief Executive Officer of Frank N. Magid Associates, Inc., a research-based strategy consulting company with expertise in a wide range of media. From 2007 to 2009, Mr. Magid served as a director of Quattro Wireless, a mobile advertising company. From 1989 to 1991, Mr. Magid worked in the entertainment group of JPMorgan Chase & Co.
Mr. Magid is Chairman of the Nominating and Corporate Governance Committee and serves as a member of the Executive Compensation Committee.
Mr. Magid provides the Board with experience and insight into key marketing and advertising trends and related media industry strategies, especially digital media and digital services. Also, Mr. Magid provides significant financial experience and contributes extensively to the oversight and integrity of the Company’s financial statements, risk management and risk assessment, ethics and compliance functions, and procedures and controls which qualify him as one of its designated financial experts.
Kevin D. Mowbray, 64, Director since 2016
Mr. Mowbray was elected as the Company’s President and Chief Executive Officer (“CEO”) in February 2016. Prior to his election as CEO, Mr. Mowbray was the Company’s Executive Vice President and Chief Operating Officer from April 2015, and served as Vice President and Chief Operating Officer since 2013. He previously was publisher of the Company’s largest newspaper, the St. Louis Post-Dispatch, from 2006 to 2013, where he drove the Company’s digital efforts and piloted many significant digital products and initiatives. Mr. Mowbray is a member of the board of directors of the Associated Press.
As President and CEO, Mr. Mowbray has direct responsibility for all aspects of the Company’s operations, including more than 72 markets in 26 states and the corporate staff, with special focus on digital growth, revenue expansion and business transformation. His familiarity with the Company and his role in spearheading the development of our five-year strategic plan and digital strategies and overseeing our transformation, coupled with his 38 years of executive and management experience in the publishing industry, makes him a valuable addition to our Board.

Margaret R. Liberman, 57, Director since 2019
Ms. Liberman was formerly Senior Vice President of News, Talk & Entertainment at SiriusXM (NASDAQ: SIRI), where she served from October 2017 until March 2023 and was responsible for content and strategic direction of the talk portfolio, overseeing 60 original and partner channels and all podcast programming produced under the Stitcher and Earwolf labels. Previously, she was Vice President and Editor in Chief of the Yahoo News Group from September 2013 to June 2017 and spent 13 years at The New York Times (NYSE: NYT), most recently as Deputy News Editor for Digital Development from 2010 to 2013. From 2001 to 2010, Ms. Liberman worked at The New York Times Magazine, first as a Story Editor before becoming Deputy Editor, where she oversaw numerous award-winning video and multimedia projects. Ms. Liberman began her career at a small children’s book publisher before assuming various editorial roles at Us Weekly, Swing Magazine, Martha Stewart Living, and Bridal Guide Magazine. Ms. Liberman earned a Bachelor of Arts degree from Barnard College in 1990 and a Master of Science degree from Columbia Graduate School of Journalism in 1995.
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
Steven C. Fletcher, 58, Director since 2020
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
Mr. Fletcher is the Chairman of the Audit and Risk Management Committee, and a member of the Executive Compensation Committee.
Mr. Fletcher brings to the Board more than 20 years of experience in the investment banking industry, and he has extensive expertise with respect to debt and equity financing, strategic transactions, capital allocation, capital markets and corporate financial management, particularly in the digital media sector. He also has significant experience with corporate governance through prior service on several boards. His experience enables him to provide strong oversight of financial and disclosure responsibilities, controls, and procedures, and he serves as one of the Audit and Risk Management Committee’s designated financial experts.
Shaun E. McAlmont, 60, Director since May 2022
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
Dr. McAlmont is a member of the Executive Compensation Committee, and a member of the Audit and Risk Management Committee.
Dr. McAlmont brings to the Board more than 25 years of career leading successful digital transformations at scale in online learning and workforce training and has leveraged past learnings to drive growth and generate value at several companies. He has significant executive leadership and public company board experience.
Jonathan F. Miller, 69, Director since 2024
Mr. Miller is a senior executive and investor at the intersection of technology and media. As chairman and CEO of AOL, Inc., he oversaw the world’s largest digital news site. As chairman and CEO of News Corp Digital Media Group, he was responsible for digital strategy and presence for all television and print publications globally. He has been president and CEO of USA Interactive (now IAC), and a partner in venture capital firm Advancit Capital with the chairman of Paramount Global, Shari Redstone, for the past ten years, where he has invested in more than 100 companies. He is senior media advisor to Global Citizen and its upcoming Global Live series of events. He is also an advisor to the Office of the Vice Provost for Advances in Learning at Harvard University, having previously served in that capacity with Harvard/MIT joint venture EdX. He has been honored as a UJA ‘Media Man of the Year’ and has also been awarded the Inaugural Pioneer Prize, Producers Guild of America, the Inaugural Vanguard Award, International Emmy Association, the Digital Power Player of the Year, Hollywood Reporter, and the Monaco Media Festival, Interactive Pioneer Award.
Mr. Miller is a member of the Audit and Risk Management Committee.
He has served as a director of public and private companies, including the boards of BBC News Worldwide, RTL Broadcasting, NY Public Radio, Akamai, Nielsen, First Look Media, Expedia, Trip Advisor and the Interpublic Group. He was executive producer of Live 8, the largest charity event ever produced and an advisor on a related follow up initiative, Live Earth.
Madeline E. McIntosh, 56, Director since 2024
Ms. McIntosh is a digital pioneer and media executive with decades of experience leading business transformations. She is CEO and Publisher of Authors Equity, Inc., a book publisher she launched in March 2024, dedicated to a reshaped relationship with authors and publishing talent. The company’s emphasis on profit sharing, flexibility, transparency and long-term collaboration has drawn a wide-ranging list of bestselling and emerging authors, with the first books coming to market in fall 2024. She is a former CEO of Penguin Random House US, the world’s largest book publisher. While there and during a post at Amazon, she played a seminal role in each of the major inflection points in the consumer book market over the past three decades, including the birth of ecommerce, digital audio and ebooks. She serves as an independent director of Simon & Schuster, the global book publisher acquired by KKR in 2023. She is president of Poets & Writers, a nonprofit dedicated to serving the needs of creative writers, and she is an advisor to Shimmr AI, a startup developing AI-supported ad tech for books. She is a regular speaker about the future of book publishing; including delivering 2024 keynotes at the Readmagine conference in Madrid and the New Zealand Publishers Association.
Ms. McIntosh is a member of the Nominating and Corporate Governance Committee.
A major profile in The New York Times said she “stands out as someone who at every turn has rejected conventional thinking, and who has had an uncanny degree of foresight about technological change.” She is known for her belief in the critical importance of nurturing creative talent during the age of the algorithm and, now, of AI. Her leadership has been celebrated by Forbes (2021 “50 Over 50: Vision” list), Girls Write Now (2021 “Agent of Change” award), and the UJA (2022 Publishing Titan Award).

EXECUTIVE OFFICERS

Name	Offices or Positions to be Held	Biographical Information
Kevin D. Mowbray	President and Chief Executive Officer
Mr. Mowbray, age 64, has been President and Chief Executive Officer since February 2016. Previously, Mr. Mowbray held the titles of Executive Vice President and Chief Operating Officer from April 2015 to February 2016, Vice President and Chief Operating Officer from May 2013 to April 2015, Publisher of the St. Louis Post-Dispatch from 2006 to May 2013, and Vice President - Publishing from 2004 to May 2013. Mr. Mowbray joined the Company in 1986 and served in several positions in the Company’s sales and marketing and newspaper management functions, including as Vice President for Sales and Marketing and General Manager, the Missoulian.

Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
Mr. Millage, age 45, has been Vice President, Chief Financial Officer and Treasurer since August 2018. Mr. Millage served as the corporate controller of the Company from 2012 to 2018. Prior to joining the Company, Mr. Millage served as an audit manager with Deloitte, LLP and worked for multinational clients in various industries.

Nathan E. Bekke	Chief Operating Officer
Mr. Bekke, age 56, has been the Chief Operating Officer since June 2025. Before that, he served as Vice President - Consumer Sales and Marketing since February 2015 and Publisher of the Casper Star-Tribune, a Company newspaper, from 2003 to February 2015. Mr. Bekke joined the Company in 1988 and served in several positions in the Company’s sales and marketing function, including as director of sales and marketing at Billings Gazette and the Independent Record. Mr. Bekke is a member of the News Media Alliance board of directors.

Astrid J. Garcia	Vice President - Human Resources and Legal; Chief Legal Officer
Ms. Garcia, age 75, has been Vice President - Human Resources and Legal since 2013. Previously, Ms. Garcia served as Vice President of Human Resources and Operations at the St. Louis Post-Dispatch from December 2006 to 2013. Prior to joining the Company, Ms. Garcia served as a senior human resources professional and legal advisor for a number of companies in the publishing industry.

Joseph J. Battistoni	Vice President - Sales and Marketing
Mr. Battistoni, age 43 has been Vice President - Sales and Marketing since November 2020. Previously, Mr. Battistoni held the titles of Vice President - Local Advertising from January 2020 to November 2020 and General Manager and Vice President of Sales and Marketing at The Times of Northwest Indiana from November 2015 to January 2020. Mr. Battistoni joined the Company as Digital Director of The Times in March 2014. Prior to joining the Company, Mr. Battistoni was employed by Tribune Media Company in various leadership positions involving the delivery of digital services and targeted media.

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act requires our executive officers and directors to file initial reports of ownership and reports of changes in that ownership with the SEC. Specific due dates for these reports have been established and we are required to disclose in our Proxy Statement any failure to file by these dates in 2025.
Based solely on review of the reports received by the Company, and on written representations from certain reporting persons, the Company believes the persons subject to Section 16(a) reporting complied with applicable SEC filing requirements during fiscal year 2025.

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

AUDIT COMMITTEE

The Company’s Board of Directors has a separately designated standing Audit Committee. The Audit Committee of the Company’s Board of Directors consists of Messrs. Fletcher, Moloney, and Miller and Dr. McAlmont with Mr. Fletcher serving as chairman. Each member of the Audit Committee meets the financial sophistication requirements of NASDAQ. Our Board has determined that Messrs. Fletcher and Miller meet the requirements of an audit committee financial expert, as defined by the SEC, and that all Audit Committee members are financially sophisticated and meet the NASDAQ’s independence requirements and definition of an independent director.
ITEM 11. EXECUTIVE COMPENSATION

The Named Executive Officers
The Company's NEOs include the principal executive officer, the principal financial officer and the other most highly compensated executive officer who was serving as an executive officer at September 28, 2025. In 2025, the NEOs were:

Kevin D. Mowbray	President and Chief Executive Officer
Timothy R. Millage	Vice President, Chief Financial Officer & Treasurer (2)
Nathan E. Bekke	Chief Operating Officer
(1) Adjusted EBITDA and Cash Costs are non-GAAP (Generally Accepted Accounting Principles) financial measures. See Appendix A for definitions and a reconciliation of Adjusted EBITDA and Cash Costs to the closest available GAAP measures.
(2) On November 17, 2025, Mr. Millage informed the Company of his decision to resign from his positions with the Company to pursue an opportunity in church ministry. His resignation will become effective February 28, 2026, and he has agreed to provide consulting services to the Company through May 31, 2026.
Recent Developments

Executive Compensation Adjustments

Certain of our executive officers voluntarily agreed to, and our board of directors approved, reductions in compensation in order to assist with the reduction of our corporate overhead.

Mr. Mowbray agreed to reduce his total compensation for the fiscal year ended September 28, 2025 by $300,000 and his salary and bonus for the fiscal year ending September 27, 2026 each by $100,000, for a total reduction in compensation across the two fiscal years ending September 27, 2026 of $500,000. Mr. Millage agreed to reduce his total compensation for the fiscal year ended September 28, 2025 by $87,000. Mr. Bekke, agreed to reduce his total compensation for the fiscal year ended September 28, 2025 by $100,000 and his salary and bonus for the fiscal year ending September 27, 2026 each by $50,000, for a total reduction in compensation across the two fiscal years ending September 27, 2026 of $200,000.

In the aggregate, as a result of these reductions in executive compensation, we expect to realize approximately $787,000 in cost savings during the two fiscal years ending September 27, 2026. Item 11 reflects the foregoing compensation adjustments.

Resignation of Chief Financial Officer

On November 17, 2025, Mr. Millage informed the Company of his decision to resign as Vice President, Chief Financial Officer, and Treasurer of the Company to pursue an opportunity in church ministry. His resignation will become effective February 28, 2026, and he has agreed to provide consulting services to the Company through May 31, 2026.

Mr. Millage’s decision is due to personal reasons and not the result of any disagreement with the Company or its operations, policies or practices.

The Company has initiated a search process to identify a new chief financial officer.

In connection with Mr. Millage’s resignation, the Company and Mr. Millage entered into a separation agreement, dated November 20, 2025 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Millage will receive (a) his full compensation through the end of his consulting role, (b) a severance payment equaling twenty-six weeks of his base salary, (c) the vesting of all unvested stock awards on February 28, 2026, and (d) survival of the indemnification terms under his employment agreement and indemnity agreement. The Separation Agreement also includes customary non-compete, non-solicitation, and release of claims provisions.

Elements of Compensation
Our compensation program reinforces the key drivers of success in the Company’s business. Our financial emphasis is on revenue and operating cash flow. We believe these two measures are key measures of long and short-term success in our industry. Compensation for our NEOs includes the following:

Element	Description

Base Salary	•Determined based on numerous factors such as:
◦Competitive conditions for the Names Executive Officer’s position within the peer group and in the broader employment market,
◦as well as the Named Executive Officer’s level of responsibility, experience, and individual performance

Annual Incentives	•Tied to annual business performance as measured against annual goals established by the ECC
•Varies depending on a wide range of factors, including:
◦Competitive conditions for the executive officer’s position within the peer group and in the broader employment market,
◦as well as the executive officer’s level of responsibility, experience, and individual performance

Long-Term Incentives	The revised Long-Term Incentive Plan includes a mix of awards aligned to achieve the best practice of 50% time based and 50% performance based. The revised plan includes the following types of stock awards:
•Stock options — Offer the opportunity for executives to purchased shares at the grant date’s fair market value, with vesting over three years to encourage long-term commitment.

•Restricted stock awards — Each restricted stock unit represents the right to receive one ordinary share upon vesting. The restricted stock awards generally vest one-third on each of the first, second, and third anniversary of the grant date.

•Performance share units — reward executives based on the Company’s performance against pre-determined targets, reinforcing accountability to shareholders. Performance share unit represents the right to receive on ordinary share after the end of a three-year performance period if specified performance goals are achieved.

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
Summary Compensation Table
The following table summarizes the 2025 and 2024 compensation of the NEOs:

(Dollars)	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3) (4)	Total

Kevin D. Mowbray	2025	830,753	274,832	29,168	—	16,914	1,151,667
President and Chief Executive Officer	2024	900,000	184,590	—	—	21,671	1,106,261

Timothy R. Millage	2025	484,606	106,882	11,343	—	9,611	612,442
Vice President, Chief Financial Officer, and Treasurer	2024	525,000	87,900	—	—	12,446	625,346

Nathan E. Bekke	2025	553,836	122,149	12,962	—	5,077	694,023
Chief Operating Office	2024	577,500	73,783	—	—	5,931	657,214
(1) Stock and option awards are granted at a price equal to the fair market value on the date of grant. Information with respect to stock awards granted to the NEOs is reflected in “Outstanding Equity Awards at September 28, 2025” below.
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

Outstanding Equity Awards at September 28, 2025
The following table summarizes outstanding equity awards to the NEOs as of September 28, 2025:

(Dollars, Except Share Data)	Restricted Common Stock Awards
	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested (1)
Kevin D. Mowbray
2025 Stock Award	13,380	61,013
2024 Stock Award	21,000	95,760
2023 Stock Award	15,000	68,400
Timothy R. Millage
2025 Stock Award	5,203	23,726
2024 Stock Award	10,000	45,600
2023 Stock Award	7,275	33,174
Nathan E. Bekke
2025 Stock Award	5,946	27,114
2024 Stock Award	8,394	38,277
2023 Stock Award	6,995	31,897
(1) Based on closing market price of $4.56 on November 21, 2025.
Option Exercises and Stock Vested
The following table summarizes information related to vesting of restricted Common Stock of the NEOs in 2025:

Restricted Common Stock
(Dollars, Except Share Date)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Kevin D. Mowbray	13,329	224,327
Timothy R. Millage	8,331	140,211
Nathan E. Bekke	8,331	140,211
There were no option exercises in 2025.

Non-Qualified Deferred Compensation
The following table summarizes information related to 2025 activity in the Non-Qualified Plan for the NEOs.

(Dollars)	NEO Contributions	Company Contributions	Aggregate Earnings	Distributions	Aggregate Balance at September 28, 2025
	(1)	(2)	(3)		(4)
Kevin D. Mowbray	26,250	10,500	34,703	—	840,510
Timothy R. Millage	6,562	2,625	18,072	—	178,947
Nathan E. Bekke	—	—	9,849	—	142,954
(1) Amounts included in total compensation in the Summary Compensation Table under “Salary.”
(2) Amounts included in total compensation in the Summary Compensation Table under “All Other Compensation”.
(3) Earnings are based on the performance of investments selected by the NEO.
(4) Amounts include compensation to the NEO in the form of Company contributions prior to 2022.

For those NEOs continuing to participate in the Non-Qualified Plan in 2020 and thereafter, withdrawals are permitted following termination of employment. Employee contributions are limited to 45% of salary and bonus compensation. See “Primary Benefits” above for additional information with regard to the Non-Qualified Plan.
Change of Control, Employment and Other Agreements
In 2015, we entered into amended and restated employment agreements between the Company and four senior executive officers, including all of our NEOs, with the exception of Mr. Millage, who entered into such agreement in 2018. The employment agreements entitle these executives to severance and other benefits upon termination without cause or for good reason that becomes effective only upon a change of control. We approved the new agreements because we believe they better align our agreements with general industry change of control employment agreements.
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
•A lump sum severance payment equal to the amount corresponding to the executive's title set forth in the following table:
◦CEO            3x annual base salary and highest recent annual bonus
◦Vice Presidents        1x annual base salary and highest recent annual bonus
•A payment equal to the payment multiple above of the Company's average annual contributions on behalf of the executive under all defined contribution plans maintained by the Company during the three-year period immediately preceding the termination;
Any legal fees and expenses incurred by the executive in asserting legal rights in connection with the agreement; and
•Continued welfare benefits for the period equal to the multiple of their base salary payable plus certain outplacement services.
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

Potential Payments Upon Termination or Change of Control
The following summarizes information as of September 28, 2025 related to estimated potential cash payments upon a change of control to the NEOs. Amounts in the table do not reflect income tax benefits that may be realized by the Company. The estimated payments also make assumptions as to whether certain discretionary bonus payments made to NEOs are qualifying annual incentive plan payments under the agreements.

(Dollars)	Estimated Net Present Value of Change of Control Severance and Benefits

Kevin D. Mowbray	7,137,113
Timothy R. Millage	1,273,877
Nathan E. Bekke	1,959,345

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
The following table sets forth information as of November 20, 2025, except as set forth below, as to each person known by us to own beneficially more than 5% of our voting common stock. As of November 20, 2025, there were 6,261,825 shares of voting common stock and zero shares of our convertible common stock outstanding.

Name and Address of Beneficial Owner		Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
GAMCO Investors, Inc., et al.	One Corporate Center, Rye, NY 10580	Common Stock	849,775 (3)	13.57%
Quint Digital Ltd., et al.	403 Prabhat Kiran, 17, Rejendra Place, Delhi, India 110008	Common Stock	793,455 (1)	12.67%
Jerrilyn M. Hoffman Revocable Trust dated May 30, 2001	568 Lincoln Avenue, Winnetka, IL 60093	Common Stock	618,900 (2)	9.88%
Solas Capital Management, LLC	1063 Post Road, 2nd Floor, Darien, CT 06820	Common Stock	482,212 (4)	7.70%

(1) Based on information set forth in Schedule 13G filed with the SEC on February 14, 2025, Quint Digital Ltd. reports sole voting and dispositive power over 763,000 shares; Ritu Kapur reports sole voting and dispositive power over 250 shares, Bahl Vidur reports sole voting and dispositive power over 30,205 shares. Quint Digital Ltd, Ritu Kapur, and Bahl Vidur are identified in the Schedule 13G as a Group in accordance with Rule 240.13d-1(b)(1)(ii)(k).

(2) Based on information set forth in Amendment No. 7 to Schedule 13D filed with the SEC on October 15, 2025, Jerrilyn M. Hoffman reports shared voting and dispositive power over 618,900 shares and Jerrilyn M. Hoffman Revocable Trust dated May 30, 2001, reports shared voting and dispositive power over 618,900 shares. Jerrilyn M. Hoffman is the trustee of the Jerrilyn M. Hoffman Revocable Trust dated May 30, 2001.

(3) Based on information set forth in Amendment No. 8 to Schedule 13D filed with the SEC on November 17, 2025, Gabelli Funds, LLC reports sole voting and dispositive power over 234,100 shares; GAMCO Asset Management Inc. reports sole voting and dispositive power over 575,675 shares; Teton Advisors, LLC reports sole voting and dispositive power over 20,000 shares; and Gabelli Foundation, Inc. reports sole voting and dispositive power over 20,000 shares. Gabelli Funds, LLC and GAMCO Asset Management, Inc. are wholly owned subsidiaries of GAMCO Investors, Inc. GGCP Holdings LLC is the controlling shareholder of GAMCO Investors, Inc., and Mario Gabelli is the controlling shareholder, co-Chief Executive Officer, and a director of GGCP Holdings, Inc. Teton Advisors, LLC is subadvised by Gabelli Funds, LLC, and therefore, indirectly controlled by Mario Gabelli. Gabelli Foundation, Inc. is a private foundation, and Mario Gabelli is the Chairman, a Trustee and the Investment Manager of the foundation.

(4) Based on information set forth in Amendment No. 1 to Schedule 13D filed with the SEC on November 14, 2024, Frederick Tucker Golden reports shared voting power over 482,212 shares and shared dispositive power over 482,212 shares and Solas Capital Management, LLC reports shared voting power over 482,212 shares and shared dispositive power over 482,212 shares. Frederick Tucker Golden is the Portfolio Manager of Solas Capital Management, LLC.

The following table sets forth information as to our voting common stock beneficially owned as of November 21, 2025, by each director, each of our “named executive officers” for our most recently completed fiscal year September 28, 2025, and by all directors and executive officers as a group. The address for each beneficial owner listed below is c/o Lee Enterprises, Incorporated, 4600 E. 53rd Street, Davenport, Iowa 52807.

Beneficial Owner	Shares of Voting Common Stock(1)	Percent of Class
Nathan E. Bekke	41,203	*
Joseph J. Battistoni	19,753	*
Steven C. Fletcher	33,726	*
Astrid J. Garcia	23,153	*
Mary E. Junck	214,061	3.4%
Margaret R. Liberman	26,726	*
Brent M. Magid	35,564	*
Madeline E. McIntosh	12,283	*
Shaun E. McAlmont	22,849	*
Timothy R. Millage	39,961	*
Jonathan F. Miller	12,283	*
Kevin D. Mowbray	142,359	2.3%
Herbert W. Moloney lll	38,901	*
All executive officers and directors as a group (13 persons)	662,822	10.5%
(1)Includes securities exercisable in the next 60 days
(*)Less than one percent of the class
Equity Compensation Plan Information
Information as of September 28, 2025, with respect to equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (Dollars) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares in column A)
	(1)		(2) (3)
Equity compensations plans approved by shareholders	—	—	496,136
(1) LTIP.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE
We have adopted procedures that apply to any transaction or series of transactions in which the Company or a subsidiary is a participant involving an amount in excess of $120,000, and a related person has a direct or indirect material interest. Under SEC rules, a related person is a director, nominee for director, executive officer, owner of more than 5% of our Common Stock or immediate family member of any of the above. On an annual basis, each director, nominee for director and officer and certain 5% or greater shareholders are required to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a related person has a direct or indirect material interest. Our general counsel is primarily responsible for the development and implementation of procedures and controls to obtain information from these related persons. The charter of our Audit and Risk Management Committee provides that the Audit and Risk Management Committee is responsible for review, approval, or ratification of related-person transactions. Though we have no written policy, it is the practice of our Audit and Risk Management Committee to approve such transactions only if it deems them to be in the best interests of the Company. When considering a transaction, the Audit and Risk Management Committee will review all relevant factors, including our rationale for entering into a related-person transaction, alternatives to the transaction, whether the transaction is on terms at least as fair to the Company as would be the case were the transaction entered into with a third party, and potential for an actual or apparent conflict of interest. The Audit and Risk Management Committee reports its findings to the Board.
We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

REPORT OF THE AUDIT AND RISK MANAGEMENT COMMITTEE OF THE BOARD OF DIRECTORS
The Audit and Risk Management Committee is currently comprised of four directors who are not officers or employees of the Company. All members are independent under Nasdaq and SEC rules. The Board has established a written charter for the Audit and Risk Management Committee.
The Audit and Risk Management Committee held eight meetings in 2025. The meetings were designed to facilitate and encourage private communication among the Audit and Risk Management Committee, management, our internal auditors and our independent registered public accounting firm.
During these meetings, the Audit and Risk Management Committee reviewed and discussed the annual audited and quarterly unaudited financial statements with management and the independent registered public accounting firm and management’s assessment of the effectiveness of our internal control over financial reporting. Based on such review and discussions, the Audit and Risk Management Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2025, including any applicable amendments thereto.
The discussions with the independent registered public accounting firm also included the matters required by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T regarding “Communications with Audit and Risk Management Committees”. The Audit and Risk Management Committee received from the independent registered public accounting firm written disclosures and the letter required by PCAOB Rule 3600T regarding “Independence Discussions with Audit and Risk Management Committees”. This information was discussed with the independent registered public accounting firm. The Audit and Risk Management Committee considered whether the non-audit services provided by the independent registered public accounting firm to us are compatible with maintaining auditor independence.
The Audit and Risk Management Committee
Steven C. Fletcher, Chairman
Shaun E. McAlmont
Herbert W. Moloney II
Jonathan F. Miller

Each member of the Audit and Risk Management Committee meets the current financial literacy requirements of Nasdaq. Our Board has determined that Mr. Fletcher meets the requirements of an Audit and Risk Management Committee financial expert, as defined by the SEC, and that all Audit and Risk Management Committee members are financially literate and meet Nasdaq’s definition of an independent director.

RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BDO has served as our independent registered public accounting firm since 2021. Representatives of BDO are expected to be present at the Annual Meeting, will have an opportunity to make a statement, if they desire to do so, and will be available to respond to appropriate questions from shareholders.
For 2025 and 2024, BDO performed the following professional services and received, or will receive, fees in the amounts indicated.

(Dollars)	2025	2024

Audit fees	1,182,517	1,549,000
Audit-related fees	—	—
Tax Fees	—	—
All other Fees	—	—
	1,182,517	1,549,000
Services Provided By BDO
All services rendered by BDO are permissible under applicable laws and regulations. The Audit and Risk Management Committee reviewed and pre-approved all services related to the fees listed in the above table in accordance with our Policy Regarding the Approval of Audit and Non-Audit Services by Independent Public Accountants (“Policy”). Under the Policy, Audit and Risk Management Committee pre-approval includes audit services, audit-related services, tax services, other services and services exceeding the pre-approved cost range. In some instances, pre-approval is provided by the full Audit and Risk Management Committee for up to a year with any such pre-approval relating to a particular defined assignment or scope of work and subject to a specific defined budget. In other instances, the Audit and Risk Management Committee may delegate pre-approval authority of additional services to one or more designated members with any such pre-approval reported to the Audit and Risk Management Committee at its next scheduled meeting. Any pre-approved service requires the submission of an engagement letter or other detailed back-up information. Pursuant to rules of the SEC, the fees paid to BDO for services are disclosed in the table above under the categories described below, as applicable.
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
Tax Fees – Fees for professional services with respect to tax compliance and advice and planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance and tax work stemming from audit-related matters. We also engage the services of other accounting firms and law firms for such services. Fees paid to such firms are not reflected in the table above except to the extent BDO is engaged directly by such firms to perform services on behalf of the Company.
All Other Fees - Fees for other permissible work that does not meet the above category descriptions.
These services are actively monitored both as to spending level and work content by the Audit and Risk Management Committee to maintain the appropriate objectivity and independence in our independent registered public accounting firm's core work, which is the audit of our Consolidated Financial Statements.
* * * *

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
FINANCIAL STATEMENTS
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income - 52 weeks ended September 28, 2025, 53 weeks ended September 29, 2024 and 52 weeks ended September 24, 2023
Consolidated Balance Sheets - September 28, 2025 and September 29, 2024
Consolidated Statements of Stockholders' (Deficit) Equity - 52 weeks ended September 28, 2025, 53 weeks ended September 29, 2024 and 52 weeks ended September 24, 2023
Consolidated Statements of Cash Flows - 52 weeks ended September 28, 2025, 53 weeks ended September 29, 2024 and 52 weeks ended September 24, 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm*

*BDO USA, P.C. Chicago, IL; PCAOB Firm ID#243

FINANCIAL STATEMENT SCHEDULES
All schedules have been omitted as they are not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, included herein.
EXHIBITS
See Exhibit Index, included herein.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(Thousands of Dollars, Except Per Common Share Data)	2025	2024	2023

Operating revenue:
Advertising and marketing services	252,991	275,701	318,977
Subscription	258,414	281,915	313,291
Other	50,936	53,764	58,870
Total operating revenue	562,341	611,380	691,138
Operating expenses:
Compensation	216,017	234,581	266,907
Newsprint and ink	12,961	16,813	25,346
Other operating expenses	294,642	301,950	323,067
Depreciation and amortization	18,843	27,616	30,621
Assets loss on sales, impairments and other, net	2,956	11,193	1,882
Restructuring costs and other	25,850	19,253	12,673
Total operating expenses	571,269	611,406	660,496
Equity in earnings of associated companies	4,278	4,572	6,527
Operating (loss) income	(4,650)	4,546	37,169
Non-operating (expense) income:
Interest expense	(40,505)	(41,232)	(41,471)
Pension withdrawal cost	—	—	(1,200)
Pension and OPEB related benefit and other, net	2,506	1,910	2,420
Curtailment/Settlement gain	—	3,593	—
Total non-operating expense, net	(37,999)	(35,729)	(40,251)
Loss before income taxes	(42,649)	(31,183)	(3,082)
Income tax benefit	(6,903)	(7,610)	(349)
Net loss	(35,746)	(23,573)	(2,733)
Net income attributable to non-controlling interests	(1,847)	(2,272)	(2,534)
Loss attributable to Lee Enterprises, Incorporated	(37,593)	(25,845)	(5,267)
Other comprehensive income (loss), net of income taxes	2,833	(6,923)	10,190
Comprehensive (loss) income attributable to Lee Enterprises, Incorporated	(34,760)	(32,768)	4,923

Loss per common share:
Basic:	(6.20)	(4.35)	(0.90)
Diluted:	(6.20)	(4.35)	(0.90)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)	September 28 2025	September 29 2024

ASSETS

Current assets:
Cash and cash equivalents	9,989	9,598
Accounts receivable, less allowance for credit losses: 2025 $4,827; 2024 $6,514	54,613	60,648
Inventories	4,696	5,643
Prepaids and other	20,145	21,884
Total current assets	89,443	97,773
Investments:
Associated companies	27,070	27,941
Other	6,118	6,042
Total investments	33,188	33,983
Property and equipment:
Land and improvements	5,782	6,420
Buildings and improvements	64,880	70,152
Equipment	191,594	196,312
Construction in process	5,530	5,625
	267,786	278,509
Less accumulated depreciation	232,225	234,137
Property and equipment, net	35,561	44,372
Operating lease right-of-use assets	25,155	34,882
Goodwill	323,858	328,040
Other intangible assets, net	51,926	70,075
Pension plan assets, net	10,828	4,663
Medical plan assets, net	22,407	23,300
Other	9,363	12,083
Total assets	601,729	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

(Thousands of Dollars and Shares, Except Per Share Data)	September 28 2025	September 29 2024

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,301	8,139
Accounts payable	41,715	36,290
Compensation and other accrued liabilities	37,862	39,170
Unearned revenue	26,478	31,755
Total current liabilities	113,356	115,354
Long-term debt, net of current maturities	455,469	445,943
Operating lease liabilities	18,810	29,769
Pension obligations	508	561
Postretirement and postemployment benefit obligations	5,103	7,520
Deferred income taxes	22,477	28,403
Income taxes payable	3,161	3,456
Withdrawal liabilities and other	23,804	25,499
Total liabilities	642,688	656,505
Commitments and Contingent Liabilities (Note 19)
Equity:
Stockholders' equity:
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, authorized 12,000 shares; issued and outstanding:	63	62
September 28, 2025; 6,263 shares; $0.01 par value
September 29, 2024; 6,190 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	263,812	262,470
Accumulated deficit	(329,934)	(292,341)
Accumulated other comprehensive income	22,753	19,920
Total Lee Enterprises, Inc.stockholders' deficit	(43,306)	(9,889)
Non-controlling interests	2,347	2,555
Total deficit	(40,959)	(7,334)
Total liabilities and deficit	601,729	649,171
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

	Amount			Shares
(Thousands of Dollars and Shares)	2025	2024	2023	2025	2024	2023

Common Stock:
Balance, beginning of year	62	61	60	6,190	6,064	5,979
Shares issued	1	1	1		126	85
Balance, end of year	63	62	61	6,190	6,190	6,064
Additional paid-in capital:
Balance, beginning of year	262,470	260,832	259,521
Stock compensation	1,757	1,751	1,806
Shares redeemed	(415)	(113)	(495)
Balance, end of year	263,812	262,470	260,832
Accumulated deficit:
Balance, beginning of year	(292,341)	(266,496)	(261,229)
Net loss attributable to Lee Enterprises, Inc.	(37,593)	(25,845)	(5,267)
Balance, end of year	(329,934)	(292,341)	(266,496)
Accumulated other comprehensive income:
Balance, beginning of year	19,920	26,843	16,653
Change in pension and postretirement benefits	3,944	(9,337)	13,364
Deferred income taxes, net	(1,111)	2,414	(3,174)
Balance, end of year	22,753	19,920	26,843
Non-controlling interests:
Balance, beginning of year	2,555	2,466	2,232
Net income	1,847	2,272	2,534
Distributions to minority owners	(2,055)	(2,183)	(2,300)
Balance, end of year	2,347	2,555	2,466
Total (deficit) equity	(40,959)	(7,334)	23,706	6,190	6,190	6,064
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)	2025	2024	2023

Cash provided by (required for) operating activities:
Net loss	(35,746)	(23,573)	(2,733)
Adjustments to reconcile net loss to net cash provided by (required for) operating activities:
Depreciation and amortization	18,843	27,616	30,621
Bad debt expense	15,262	13,633	6,942
Curtailment/Settlement gain	—	(3,593)	—
Pension withdrawal cost	—	—	1,200
Stock compensation expense	1,757	1,751	1,806
Impairment of non-amortized intangible assets	6,971	7,758	7,671
Asset (gain) loss on sales and other, net	(4,015)	3,435	(5,789)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	885	(122)	(657)
Gain on sale of investment	—	—	(1,736)
Deferred income taxes	(6,914)	(10,535)	(4,542)
Non-cash interest	10,118	—	—
Other, net	(2,055)	(1,287)	(2,290)
Changes in operating assets and liabilities:
Increase in receivables	(9,227)	(5,494)	(6,739)
Decrease in inventories and other	538	901	977
Increase (decrease) in accounts payable, unearned revenue, other accrued liabilities and operating lease obligations	4,211	(5,026)	(26,155)
Decrease in pension, postretirement and postemployment benefit obligations	(3,798)	(2,422)	(83)
Change in income taxes payable	(296)	(2,352)	345
Other	(2,075)	427	(2,019)
Net cash (required for) provided by operating activities	(5,541)	1,117	(3,181)
Cash provided by investing activities:
Purchases of property and equipment	(1,543)	(9,208)	(5,107)
Proceeds from sales of assets	9,253	13,456	11,952
Other, net	—	(517)	1,791
Net cash provided by investing activities	7,710	3,731	8,636
Cash required for financing activities:
Principal payments on long-term borrowings	(1,778)	(9,798)	(6,813)
Purchases of common stock	—	—	(279)
Net cash required for financing activities	(1,778)	(9,798)	(7,092)
Net increase (decrease) in cash and cash equivalents	391	(4,950)	(1,637)
Cash and cash equivalents:
Beginning of year	9,598	14,548	16,185
End of year	9,989	9,598	14,548
The accompanying Notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
References to "we", "our", "us" and the like throughout the Consolidated Financial Statements refer to Lee Enterprises, Incorporated and subsidiaries (the "Company"). Lee Enterprises, Incorporated is a leading provider of high quality, trusted, local news and information, and a major platform for advertising in the markets we serve. We operate 72 principally mid-sized media operations (including TNI Partners ("TNI") and Madison Newspapers, Inc. ("MNI")) across 25 states.
1.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). “Lee,” the “Company,” “we,” “us,” and “our” refer to Lee Enterprises, Incorporated and its consolidated subsidiaries.

We consolidate all entities that we control. All intercompany balances and transactions are eliminated in consolidation. Subsidiaries that are less than wholly owned are consolidated and the portion of equity and earnings (losses) attributable to noncontrolling interests is presented separately within equity and net income (loss).

We hold a 50% interest in TNI and a 50% interest in MNI; both are accounted for under the equity method and our share of their earnings is reported in “Equity in earnings of associated companies.” We hold an 82.5% interest in BLOX Digital, which is consolidated; the noncontrolling interest in BLOX Digital is presented in equity.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on total operating revenue, net income (loss), accumulated deficit, or earnings (loss) per share for any period presented.

Unless otherwise indicated, amounts are presented in thousands of U.S. dollars and per-share data are shown on a diluted basis.
Fiscal Year
Our fiscal year ends on the last Sunday in September. References to “2025,” “2024,” and “2023” refer to the fiscal years then ended. Fiscal 2025 and 2023 each included 52 weeks of operations; fiscal 2024 included 53 weeks. The additional week occurred in the first fiscal quarter of 2024, which may affect year-over-year comparability of results.
Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingencies. Significant estimates include, among others, the allowance for credit losses, impairment and fair value of goodwill and indefinite-lived intangibles, useful lives and recoverability of long-lived assets and internal-use software, pension and other postretirement benefit obligations (e.g., discount rates, expected long-term rate of return, mortality), income taxes (valuation allowances and uncertain tax positions), self-insurance and litigation reserves, and lease-related judgments (including the incremental borrowing rate).

Estimates are based on historical experience and other factors believed to be reasonable under the circumstances and are reviewed on an ongoing basis; revisions are recognized in the period in which they are identified and in future periods, as applicable. Actual results could differ from these estimates.

See Note 4 Goodwill and Other Intangible Assets, Note 8 Pension Plans, Note 9 Postretirement and Postemployment Benefits, Note 13 Income Taxes, Note 2 Revenue, and Note 7 Leases for additional information on these estimates.
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
Inventories
Newsprint inventories and other inventories are priced at the lower of cost or net realizable value. LIFO newsprint inventories at September 28, 2025 and September 29, 2024 are less than replacement cost by $0.5 million and $0.8 million, respectively.
The components of inventory by cost method are as follows:

(Thousands of Dollars)	September 28, 2025	September 29, 2024

Newsprint - FIFO method	50	71
Newsprint - LIFO method	341	465
Other inventory - FIFO method	1,774	2,026
Specific identification	2,531	3,081
	4,696	5,643
Investments
Investments in unconsolidated affiliates over which we exercise significant influence, but does not control, are accounted for by the equity method. Under this method, an investment account for each unconsolidated affiliate is increased by contributions made and by our share of net income of the unconsolidated affiliate, and decreased by the share of net losses of and distributions from the unconsolidated affiliate.
We have elected to account for distributions under the cumulative earnings approach.
Property and Equipment
Property and equipment are carried at cost. Equipment and all other assets are depreciated using the straight line method. The estimated useful lives are as follows:

Years

Buildings and improvements	5 - 40
Printing presses and insertion equipment	5 - 25
Leasehold improvements	3 - 10
Other	3 - 15
Depreciation expense for 2025, 2024 and 2023 was $7.7 million, $10.4 million, and $11.6 million, respectively.

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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use ("ROU") assets, current portion of long-term lease liabilities and operating lease liabilities on the Consolidated Balance Sheets. Finance leases would be included in property, plant and equipment, current portion of long-term debt and long-term debt on the Consolidated Balance Sheets. Amortization of operating lease ROU assets is included in other operating expenses. Amortization of finance leases would be included in depreciation expense.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The ROU asset is adjusted to include lease payments made to date and initial direct costs incurred and to deduct for lease incentives received and impairment recognized. As most of our leases do not provide an implicit rate, We determined the incremental borrowing rate based on a senior secured collateral adjusted yield curve. This yield curve reflects the estimated rate that would have been paid by us to borrow on a collateralized basis over a similar term in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain lease agreements have lease and non-lease components, which are accounted for together. See Note 7 for additional information related to leases.
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
Multi-employer Pension Plans
We contribute to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if we choose to stop participating in one of its multi-employer plans, it may incur a withdrawal liability based on its actuarially determined share of the unfunded status of the plan.
Contributions made to multi-employer plans are based on collective-bargaining agreements and are accounted for under guidance related to multi-employer plans, which essentially provides that contributions to such plans are expensed when due. Any withdrawal liability would be recognized at the point withdrawal from the plan becomes probable. See Note 10 for additional information.
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
Segments
We determined our operating segments under ASC 280 “Segment Reporting”. Our operations are organized into approximately 50 Strategic Business Units (“SBUs”) based on market. The SBUs generally include print and digital subscription products and the associated advertising and marketing services. Each SBU has comparable types of costs (e.g., compensation, newsprint/ink, and other operating costs) to generate similar sources of advertising and marketing services revenue and subscription revenue. Products are produced using similar processes; SBUs serve similar types of customers and use similar distribution processes. SBUs are internal, location-based operating components used for management purposes and do not represent separate operating or reportable segments.
Operating decisions are made by the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker ("CODM"). The CODM reviews the Consolidated Statements of (Loss) Income and Consolidated Balance Sheets on a monthly basis, and the Consolidated Statement of Cash Flows on a quarterly basis. While selective revenue and expense details by SBU are reviewed by the CODM, these reviews focus on revenue composition (advertising and marketing services and subscription) and do not include full SBU operating results or profitability measures. Accordingly, complete operating results or other profitability measures by SBU are not reviewed by the CODM. Further, business decisions by the CODM, including the allocation of resources, are determined based on consolidated information. Accordingly, we operate as one operating segment, which is also our one reportable segment. Goodwill is assessed for impairment at the same level, consistent with this determination.
Stock Compensation
We have several stock-based compensation plans. We account for grants under those plans under the fair value expense recognition provisions of ASC Topic 718 - Compensation-Stock Compensation. We determine the fair value of stock options using the Black-Scholes option pricing formula. We determine the fair value of the performance based restricted stock units with a market condition using the Black-Scholes framework for an asset-or-nothing call option. Key inputs to these formulas include expected term, expected volatility and the risk-free interest rate.
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
Uninsured Risks
We are self-insured for health care, workers compensation and certain long-term disability costs of our employees, subject to stop loss insurance, which limits our losses in the event of large claims. We accrue our estimated health care costs in the period in which such costs are incurred, including an estimate of incurred but not-reported claims. Other risks are insured and carry deductible losses of varying amounts. We have posted cash collateral totaling $6.7 million at both September 28, 2025 and September 29, 2024, respectively in support of our insurance programs recorded under Other on the Consolidated Balance Sheets.
Our accrued reserves for health care and workers compensation claims are based upon estimates of the remaining liability for retained losses made by consulting actuaries. The amount of workers compensation reserve has been determined based upon historical patterns of incurred and paid loss development factors from the insurance industry.
Recent accounting pronouncements adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 - Segment Reporting to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Our adoption of this guidance did not have an impact on the Consolidated financial statements except the disclosure in Note 5.
New accounting pronouncements not yet adopted
In November 2023, the FASB issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the statement of operations as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. We expect to enhance annual expense disclosures based on the new requirements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) - Amendments to SEC Paragraphs Pursuant to Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update is effective for the annual period beginning after December 15, 2026, as well as interim periods within that period. We are currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides new optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This

ASU permits entities to apply a practical expedient when estimating credit losses and is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated Financial Statements.
2.    REVENUE
Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for goods or services. Revenues are recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as audience subscription revenue. No single customer represented 10% or more of our net revenue in any fiscal period presented.
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
Subscription revenue
Print subscription revenue results from the sale of print editions of newspapers to individual subscribers and to sales outlets that resell the newspapers. Print subscriptions include full access to all forms of content provided. Single copy revenue is also included in subscription revenue. Subscription revenue from single copy and home delivery subscriptions are recognized at the point in time the publications are delivered.
Digital subscription revenue results from the sale of digital-only access to our content delivered via digital products purchased. Digital subscription revenue is recognized over time as performance obligations are met throughout the subscription period.
Payments for print and digital subscription revenue are typically collected in advance, or for contract periods of one year or less and result in an unearned revenue liability that is reduced when revenue is recognized.
Other revenue
Other revenue primarily consists of digital services, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through BLOX Digital, are primarily comprised of contractual agreements to provide web hosting and content management services. As such, digital services revenue is recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis. Commercial printing and delivery revenue is recognized when the product is delivered to the customer.

The following table presents our revenue disaggregated by source:

(Thousands of Dollars)	2025	2024	2023

Operating revenue:
Print advertising revenue	69,168	81,488	125,804
Digital advertising and marketing services revenue	183,823	194,213	193,173
Advertising and marketing services revenue	252,991	275,701	318,977
Print subscription revenue	164,172	197,584	252,591
Digital-only subscription revenue	94,242	84,331	60,700
Subscription Revenue	258,414	281,915	313,291
Print other revenue	30,861	33,257	39,508
Digital other revenue	20,075	20,507	19,362
Other revenue	50,936	53,764	58,870
Total operating revenue	562,341	611,380	691,138
Contract Liabilities: Our primary source of unearned revenue is from subscriptions paid in advance of the service provided. We expect to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are our only contract liability. Unearned revenue was $26.5 million as of September 28, 2025, $31.8 million as of September 29, 2024, and $40.8 million as of September 24, 2023. Revenue recognized in 2025, 2024 and 2023, that was included in the contract liability as of September 29, 2024, September 24, 2023 and, September 25, 2022 was $29.4 million, $38.5 million, and $47.2 million, respectively.
Accounts receivable, excluding allowance for credit losses and contract assets, was $59.4 million, $67.2 million, $74.8 million as of September 28, 2025, September 29, 2024, and September 24, 2023 respectively. See Note 16 for Allowance for credit losses.
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

Summarized financial information of TNI is as follows:

(Thousands of Dollars)	September 28 2025	September 29 2024

ASSETS
Current assets	712	1,648
Investments and other assets	770	1,020
Total assets	1,482	2,668

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Liabilities	2,761	3,512
Members' equity (deficit)	(1,279)	(844)
Total liabilities and members' equity (deficit)	1,482	2,668
Summarized results of TNI are as follows:

(Thousands of Dollars)	2025	2024	2023

Operating revenue	22,727	27,360	31,076
Operating expenses	16,700	20,609	24,446
Operating income	6,027	6,751	6,630
Net income	5,950	6,655	7,142
Equity in earnings of TNI	2,975	3,328	3,571
TNI makes periodic distributions of its earnings. We received $3.5 million, $3.2 million, and $3.6 million in distributions in 2025, 2024 and 2023, respectively.
At September 28, 2025 and September 29, 2024, the carrying value of our 50% investment in TNI is $14.7 million and $15.1 million, respectively. The difference between our carrying value and our 50% share of the members' equity of TNI relates principally to goodwill of $12.4 million and other identified intangible assets of $2.3 million, certain of which have been amortized over their estimated useful lives. See Note 4.
TNI provides editorial services to the Company. Editorial service costs are included in other operating expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and totaled $3.7 million, $3.9 million, and $4.4 million in 2025, 2024 and 2023, respectively.
Madison Newspapers, Inc.
We have a 50% ownership interest in MNI, which publishes daily and Sunday newspapers, and other publications in Madison, Wisconsin, and other Wisconsin locations, and related digital sites. Net income or loss of MNI (after income taxes) is allocated equally to us and The Capital Times Company (“TCT”). MNI conducts its business under the trade name Capital Newspapers.

Summarized financial information of MNI is as follows:

(Thousands of Dollars)	September 28 2025	September 29 2024

ASSETS
Current assets	7,980	8,192
Investments and other assets	28,528	28,816
Total assets	36,508	37,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	5,526	5,296
Other liabilities	6,043	6,088
Stockholders' equity	24,939	25,624
Total liabilities and stockholders' equity	36,508	37,008
Summarized results of MNI are as follows:

(Thousands of Dollars)	2025	2024	2023

Operating revenue	37,585	41,323	44,109
Operating expenses, excluding restructuring costs, depreciation and amortization	28,741	31,619	30,654
Restructuring costs	118	221	143
Depreciation and amortization	358	483	539
Operating income	8,368	9,000	12,773
Net income	2,606	2,488	5,911
Equity in earnings of MNI	1,303	1,244	2,956
MNI makes periodic distributions of its earnings. We received $1.7 million, $1.2 million, and $2.2 million in distributions in 2025, 2024 and 2023, respectively.
We provide editorial services to MNI. Editorial service fees are included in other revenue in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income and totaled $5.3 million, $5.5 million, and $5.4 million in 2025, 2024 and 2023, respectively.
At September 28, 2025 and September 29, 2024, the carrying value of our 50% investment in MNI is $12.5 million and $12.8 million, respectively.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill are as follows:

(Thousands of Dollars)	2025	2024

Goodwill, gross amount	1,616,769	1,618,233
Accumulated impairment losses	(1,288,729)	(1,288,729)
Goodwill, beginning of year	328,040	329,504
Disposal	(4,182)	(1,464)
Goodwill, end of year	323,858	328,040

Identified intangible assets related to continuing operations consist of the following:

(Thousands of Dollars)	September 28 2025	September 29 2024

Non-amortized intangible assets:
Mastheads	3,946	10,917
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,242
Less accumulated amortization	(214,166)	(203,084)
	47,980	59,158
Identified intangible assets	51,926	70,075
As discussed in Note 1, we review goodwill and non-amortized intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset may be impaired in accordance with ASC Topic 350.
All of our goodwill is attributed to the single reporting unit, which has a negative carrying value as of September 28, 2025. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired, known as Step 0. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we would calculate the estimated fair value of the reporting unit using discounted cash flows or a combination of discounted cash flow and market approaches. We performed its annual assessment on the first day of our fourth fiscal quarter, and determined the fair value of our single reporting unit was in excess of carrying value and as such, there was no impairment in 2025, 2024 and 2023. In 2025 and 2024 we sold certain non-core operations. Goodwill was allocated to these operations, which totaled $4.2 million and $1.3 million, respectively.
Due to the continued declining print revenues, we regularly assess mastheads for impairment. The calculated masthead fair value includes Level 3 inputs that were determined using the relief from royalty method. The key assumptions used in the fair value estimates under the relief from royalty method are revenue and market growth, royalty rates for newspaper mastheads (the royalty rates utilized a range from 0.0% to 1.0%), estimated tax rates, and appropriate risk-adjusted weighted-average cost of capital (for 2025, 2024 and 2023, the weighted-average cost of capital used was 13.00%, 12.50% and 13.00%, respectively). These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. A 50-basis point decrease in royalty rates would result in an additional $1.5 million of impairment. Increasing the discount rate by 100 basis points would result in an additional $0.1 million of impairment. In 2025, 2024, and 2023, we recorded impairment charges to reduce the carrying value of mastheads. Such charges are recorded in assets loss on sales, impairments and other in the Consolidated Statements of Loss and Comprehensive Loss. We recorded deferred income tax benefits related to these charges. Changes in market conditions and declines in revenue lead to the impairment charges noted above.
A summary of the pretax impairment charges is included in the table below:

(Thousands of Dollars)	2025	2024	2023

Mastheads	6,971	7,758	7,671
Property, equipment and other assets	—	—	—
	6,971	7,758	7,671
Amortization expense for 2025, 2024, and 2023 was $11.2 million, $17.2 million, and $19.0 million, respectively.
Annual amortization of intangible assets for the years ending September 2026 to September 2030 is estimated to be $7.1 million, $6.5 million, $5.8 million, $5.4 million, and $4.7 million, respectively.

5. SEGMENT REPORTING
We operate as a single operating and reportable segment. The Chief Executive Officer (“CEO”) serves as our Chief Operating Decision Maker (“CODM”) and is responsible for evaluating financial performance and allocating resources. The CODM reviews financial information and makes operating decisions on a consolidated basis.
Our operations are organized into Strategic Business Units (“SBUs”) based on market. The SBU’s generally include one or more daily newspapers, several nondaily publications as well as the related digital operations. SBUs are internal, location-based operating components used for management purposes and do not represent separate operating or reportable segments. Separate operating results for each SBU are not reviewed by the CODM when assessing performance or making operating decisions. The CODM reviews our consolidated statements of (loss) income and balance sheets on a monthly basis and makes key decisions regarding resource allocation, including operating expenses and capital expenditures, primarily focusing on consolidated net (loss) income and consolidated total assets. These consolidated statements are used by the CODM to monitor budget versus actual results and evaluate the return on assets.
Significant segment expenses are separately disclosed and presented in the Consolidated Statements of Loss (Income) and Comprehensive Loss (Income). The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The accounting policies of our operating segment are the same as those described in Note 1.

6.    DEBT
On March 16, 2020 concurrent with closing the acquisition of BH Media Group, Inc. and The Buffalo News, Inc., we completed a comprehensive refinancing of our debt (the "2020 Refinancing"). The 2020 Refinancing consists of the Credit Agreement and Term Loan. The proceeds of the Term Loan were used, along with cash on hand, to refinance our outstanding debt at the time of $431.5 million as well as to fund the acquisition of BH Media Newspaper Business assets and the stock of Buffalo News for $140.0 million in cash. With the closing of this transaction, BH Finance became our sole lender. Proceeds of the Term Loan were used to finance the acquisition of BH Media Group, Inc. and The Buffalo News, Inc., and refinance all of our outstanding debt at par. The Term Loan matures in March 2045. Our debt is collateralized by all Company assets.
As of September 28, 2025 and September 29, 2024, we have $455.5 million and $445.9 million, respectively in aggregate principal debt outstanding under the Term Loan. The debt has a fixed interest rate of 9.0%.
During the year ended September 28, 2025, Net Cash Proceeds, as defined in our Credit Agreement, from non-core asset sales totaled $6.5 million of which we remitted $1.8 million as principal debt payments and the remaining net cash proceeds remain payable to BH Finance. Future payments are contingent on our ability to generate future excess cashflow, as defined in the Credit Agreement.
In February 2025, in an effort to provide short-term liquidity to fund the Cyber Incident's remediation efforts and other operations as described in Note 18, BH Finance LLC waived the interest expense payment and BH Media Group, Inc. waived the lease payment due March 1, 2025, April 1, 2025 and May 1, 2025. As of September 28, 2025, the waivers increased the outstanding debt balance by $11.3 million and is treated as non-cash activity within the statement of cash flows. These waivers were treated as modifications to the existing credit agreement. In addition, the May 2025 waiver was accompanied by an amendment to the Credit Agreement which includes provisions requiring us to prepay the loan in an aggregate amount equal to 100% of net cash proceeds received by us or our subsidiaries within three days following the receipt of net cash proceeds from asset sales and allowing BH Finance to assign its rights and obligations under the Credit Agreement to any person other than a natural person. Future payments are contingent on our ability to generate future Excess Cash Flow, as defined in the Credit Agreement.
The Credit Agreement contains certain customary representations and warranties, certain affirmative and negative covenants and certain conditions, including restrictions on incurring additional indebtedness, creating certain liens, making certain investments or acquisitions, issuing dividends, repurchasing shares of our stock and certain other capital transactions. Certain existing and future direct and indirect material domestic subsidiaries of the Company are guarantors of our obligations under the Credit Agreement.

The Credit Agreement restricts us from paying dividends on our Common Stock. This restriction does not apply to dividends issued with our Equity Interests or from the proceeds of a sale of our Equity Interests. Further, the Credit Agreement restricts or limits, among other things, subject to certain exceptions, our ability and our subsidiaries to: (i) incur additional indebtedness, (ii) make certain investments, (iii) enter into mergers, acquisitions and asset sales, (iv) incur or create liens and (v) enter into transactions with certain affiliates. The Credit Agreement contains various representations and warranties by us and may be terminated upon the occurrence of certain events of default, including non-payment. The Credit Agreement also contains cross-default provisions tied to other agreements with BH Finance entered into by us and our subsidiaries in connection with the 2020 Refinancing.
Principal Payments
Voluntary prepayments under the Credit Agreement are not subject to call premiums and are payable at par, with the exception of the change-of-control provisions discussed below.
Excluding the Excess Cash Flow payments described below, there are no scheduled mandatory principal payments required under the Credit Agreement. We are required to make mandatory prepayments of the Term Loan as follows:
•We must prepay the Term Loan in an aggregate amount equal to 100% of any Net Cash Proceeds received by the Company or any Subsidiary from a sale, transfer, license, or other disposition of any property of us or any of our subsidiaries in excess of $0.5 million in any ninety (90) day period.
•We are required to prepay the Term Loan with excess cash flow, defined as cash on the balance sheet at quarter-end in excess of $20.0 million ("Excess Cash Flow"). Excess Cash Flow is used to prepay the Term Loan, at par, and is due within 50-days of quarter-end.
•If there is a Change of Control (as defined in the Credit Agreement), BH Finance has the option to require us to prepay the Term Loan in cash equal to 105% of the unpaid principal balance, plus accrued and unpaid interest.
We may, upon notice to BH Finance, at any time or from time to time, voluntarily prepay the Term Loan in whole or in part, at par, provided that any voluntary prepayment of the Term Loan shall be accompanied by payment of all accrued interest on the amount of principal prepaid to the date of prepayment.
Liquidity
Pursuant to the terms of the Credit Agreement, our debt does not include a revolver.
Our liquidity, consisting of cash on the balance sheet, totals $10.0 million at September 28, 2025. This liquidity amount excludes any future cash flows. We expect all interest and principal payments due in the next twelve months will be satisfied by existing cash and our cash flows, which will allow us to maintain an adequate level of liquidity.
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
Our ability to operate as a going concern is dependent on our ability to remain in compliance with debt covenants and to repay, refinance or amend our debt agreements as they become due. The Credit Agreement (as defined above) has only limited affirmative covenants with which we are required to maintain compliance and there are no leverage or financial performance covenants. We are in compliance with our debt covenants at September 28, 2025.
We continue to take proactive steps to reduce our cost structure and preserve liquidity. Recent actions include targeted cost-reduction and cash-management initiatives such as lowering discretionary and capital spending, tightening control of print-related operating costs, and enhancing collection efforts to improve working capital. We also received temporary lease and interest payment waivers during the second quarter as part of our cyber-

recovery plan. Management is actively evaluating additional strategic initiatives designed to ensure adequate cash flow and capital resources to support ongoing operations and meet debt obligations. While there can be no assurance that all initiatives will be implemented as planned, delays or unforeseen challenges in executing these measures could adversely affect our financial position and results of operations.
7.    LEASES
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
We entered into a lease agreement between BH Media, as Landlord, and we, as Tenant, provide for the leasing of approximately 70 properties and related fixtures (including production equipment) used in the BH Media Newspaper Business ("BH Lease"). The BH Lease commenced on March 16, 2020. The BH Lease requires us to pay annual rent of $8.0 million, payable in equal payments, as well as all operating costs relating to the properties (including maintenance, repairs, property taxes and insurance). Rent payments are subject to a Rent Credit (as defined in the Lease) equal to 8.00% of the net consideration for any leased real estate sold by BH Media during the term of the lease. As of September 28, 2025, we have earned monthly rent credits of $0.3 million, making current annual rent of $4.7 million.
Total lease expense consists of the following:

(Thousands of Dollars)	2025	2024	2023
Operating lease costs	11,069	11,925	12,688
Variable lease costs	1,023	996	1,175
Short-term lease costs	303	301	355
Total Operating Lease Expense	12,395	13,222	14,218
Supplemental cash flow information related to our operating leases is as follows:

(Thousands of Dollars)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	11,721	12,540	13,403
Right-of-use assets obtained in exchange for operating lease liabilities	3,461	4,679	3,855
As of September 28, 2025, maturities of lease liabilities were as follows:

(Thousands of Dollars)
2026	9,963
2027	7,836
2028	5,695
2029	4,716
2030	2,065
Thereafter	2,126
Total lease payments	32,401
Less: interest	(5,360)
Present value of lease liabilities	27,041
Our lease contracts are discounted using the incremental borrowing rate for us. We determined the incremental borrowing rate based on our senior secured collateral adjusted yield curve. This yield curve reflects the estimated rate that would have been paid by us to borrow on a collateralized basis over a similar term in a similar economic environment. The weighted average revolving lease terms and discount rates for all of our operating leases were as follows.

	2025	2024
Weighted average remaining lease term	4.3 years	4.8 years
Weighted Average discount rate	7.98%	7.91%
8.    DEFINED BENEFIT PENSION PLAN
We are the sponsor of one single-employer defined benefit plan, which provide benefits to our certain current and former employees. On October 22, 2025, we notified plan participants that we intend to terminate the Lee Enterprises, Incorporated Pension Plan ("the Plan") on December 28, 2025. Terminating the plan creates an opportunity for plan participants to receive a one-time lump sum payout. It also eliminates pension cost uncertainty for us and allows us to focus on our core business.The termination is planned to be accomplished through a combination of lump-sum payouts to eligible participants and the purchase of a group annuity contract from an insurance company, which irrevocably transferred the pension obligation for the remaining participants.
During the year ended September 29, 2024, we offered a voluntary lump sum payment of future benefits to terminated vested participants in the defined benefit pension plan. The offer was accepted by 522 participants, representing a $22.6 million settlement of related pension plan liability. In 2024, we recognized a non-cash settlement gain of $2.4 million, which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Pension plan assets and liabilities were reduced by $22.6 million.
The net periodic (benefit) cost components of our pension plan is as follows:

(Thousands of Dollars)	2025	2024	2023

Service cost for benefits earned during the year	5	5	19
Interest cost on projected benefit obligation	8,137	9,274	10,368
Expected return on plan assets	(9,275)	(9,382)	(10,192)
Amortization of net (gain) loss	—	(4)	10
Amortization of prior service benefit	848	848	852
Settlement gain	—	(2,409)	—
Curtailment gain	—	—	—
Net periodic pension cost (benefit)	(285)	(1,668)	1,057

Changes in projected benefit obligations (which approximates the accumulated benefit obligation at each period end) and plan assets are as follows:

(Thousands of Dollars)	2025	2024

Benefit obligation, beginning of year	188,528	199,187
Service cost	5	5
Interest cost	8,137	9,274
Actuarial loss (gain)	(7,491)	15,703
Benefits paid	(13,655)	(13,021)
Settlements	—	(22,620)
Benefit obligation, end of year	175,524	188,528
Fair value of plan assets, beginning of year:	193,192	210,031
Actual return on plan assets	8,285	19,957
Benefits paid	(13,655)	(13,021)
Administrative expenses paid	(1,470)	(1,155)
Settlements	—	(22,620)
Fair value of plan assets, end of year	186,352	193,192
Funded status	10,828	4,664
Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 28 2025	September 29 2024

Net pension assets	10,828	4,664
Accumulated other comprehensive income (before income taxes)	14,683	8,804
Amounts recognized in accumulated other comprehensive (loss) income are as follows:

(Thousands of Dollars)	September 28 2025	September 29 2024

Unrecognized net actuarial gain	17,581	12,550
Unrecognized prior service cost	(2,898)	(3,746)
	14,683	8,804
We expect to recognize $0.8 million of unrecognized prior service cost in net periodic pension costs in 2025.
Assumptions
Weighted-average assumptions used to determine benefit obligations are as follows:

(Percent)	September 28 2025	September 29 2024

Discount rate	5.2	4.8
Interest crediting rate	2.5	2.5

For 2025, the expected long-term return on Plan assets is 5.5%. The assumptions related to the expected long-term return on Plan assets are developed through an analysis of historical market returns, current market conditions and composition of Plan assets.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2025	2024	2023
Discount rate - service cost	5.0	5.8	5.8
Discount rate - interest cost	4.5	5.5	5.7
Expected long-term return on plan assets	5.0	5.0	5.0
For the year ended September 28, 2025, the decrease in benefit obligation is primarily driven by an increase in bond yields which increased the discount rate. For the year ended September 29, 2024, the primary driver of the decrease in benefit obligation was the payout of lump sums to certain terminated vested participants during December 2023. This was partially offset by an increase in the benefit obligation due to the decrease in discount rate.
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
The weighted-average asset allocation of our pension assets, is as follows:

(Percent)	Policy Allocation		Actual Allocation
Asset Class	September 28 2025	September 29 2024	September 28 2025	September 29 2024
Fixed Income	100	100	—	95
Common/collective funds	—	—	97	—
Debt securities	—	—	—	—
Hedge fund investments	—	—	1	3
Cash and cash equivalents	—	—	2	2
Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.
Fair Value Measurements
The fair value hierarchy of pension assets at September 28, 2025 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	3,261	—	—
Common/collective funds	181,168	—	—	—
Hedge fund investments	1,934	—	—	—

The fair value hierarchy of pension assets at September 29, 2024 was as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	3,191	—	—
Fixed income securities	5,043	—	179,042	—
Hedge fund investments	5,931	—	—	—
There were no purchases, sales or transfers of assets classified as Level 3 in 2025 or 2024. Pension assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include eleven investments:

•
Return-seeking fixed income common/collective fund which focuses on the high-yielding segment of the fixed income universe. Prices aren’t publicly available. While redemptions are monthly, after year end, we submitted a full redemption for its investment, valued at approximately $4.2 million as of year end 2025.

•
Private real estate common/collective fund that invests in the U.S. core real estate market for which prices aren’t publicly available. While redemptions are quarterly,we submitted an order for a full redemption for its investment after year end, valued at approximately $4.5 million as of year end 2025.

•
U.S. long duration fixed income common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $3.1 million as of year end 2025.

•
U.S. mid duration fixed income common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $6.2 million as of year end 2025.

•
Global equity long/short common/collective hedge fund-of-funds for which prices are provided on a monthly basis. While redemptions are bi-annual, we have recently submitted a full redemption for its investment, valued at approximately $1.9 million as of year end 2025 as is waiting for the manager to distribute proceeds.

•
Passive U.S. large cap equity common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $4.9 million as of year end 2025.

•
Passive non-U.S. equity common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $1.3 million as of year end 2025.

•
Passive U.S. mid and small cap equity common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $0.8 million as of year end 2025.

•
Active U.S. and non-U.S. equity common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $20.8 million as of year end 2025.

•
U.S. intermediate credit common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $32.8 million as of 2025 year end.

•	U.S. long credit common/collective fund for which prices aren’t publicly available. We can redeem this fund on a daily basis. The balance of this investment was $102.5 million as of year end 2025.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of, and the changes in, accumulated other comprehensive income (loss), net of tax:

(Thousand of Dollars)	Pension and postretirement benefit plans
Balance at September 25, 2022	$16,653
Other comprehensive income before reclassifications	$10,750
Amounts reclassified from accumulated other comprehensive income(a)(b)	$(560)
Net current period other comprehensive income (loss), net of taxes	$10,190
Balance at September 24, 2023	$26,843
Other comprehensive loss before reclassifications	$(3,924)
Amounts reclassified from accumulated other comprehensive income(a)(b)(c)	$(2,999)
Net current period other comprehensive income (loss), net of taxes	$(6,923)
Balance at September 29, 2024	$19,920
Other comprehensive loss before reclassifications	$3,293
Amounts reclassified from accumulated other comprehensive income(a)(b)	$(460)
Net current period other comprehensive income (loss), net of taxes	$2,833
Balance at September 28, 2025	$22,753
(a) Accumulated other comprehensive income (loss) component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 8 - Defined Benefit Pension Plan and Note 9 - Postretirement and Postemployment Benefits.
(b) Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of tax impacts of $1.1 million $0.2 million, $0.2 million for the years ended September 28, 2025, September 29, 2024, and September 24, 2023, respectively.
(c) Amounts reclassified from accumulated other comprehensive income (loss) include a pension settlement gain of $2.4 million for the year ended September 29, 2024.
Cash Flows
Based on our forecast and the planned termination of the pension plan later in 2025, we expect to make no contributions to our pension trust in 2026.
We anticipate future benefit payments to be paid from the pension trust as follows:

(Thousands of Dollars)

2026	14,094
2027	14,368
2028	14,237
2029	14,083
2030	13,877
Thereafter	64,868
Other Plans
We are the plan sponsor for other funded and unfunded defined benefit pension plans that are not considered material. The net benefit obligation for these plans are $0.5 million and $0.6 million at September 28, 2025 and September 29, 2024, respectively.

9.    POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
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
During the year ended September 29, 2024, we completed the outsourcing of certain printing operations, which ceased postretirement medical benefits for a group of employees. We recognized a non-cash curtailment gain of $1.2 million which is reflected within "Curtailment/Settlement gains" on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.
The net periodic postretirement benefit cost (benefit) components for our postretirement plans are as follows:

(Thousands of Dollars)	2025	2024	2023

Service cost for benefits earned during the year	2	50	68
Interest cost on projected benefit obligation	434	596	598
Expected return on plan assets	(1,641)	(1,279)	(1,182)
Amortization of net actuarial gain	(1,168)	(1,234)	(1,014)
Amortization of prior service benefit	(285)	(375)	(647)
Curtailment gain	—	(1,184)	—
Net periodic postretirement benefit	(2,658)	(3,426)	(2,177)
Changes in projected benefit obligations (which approximates the accumulated benefit obligation at each period end) and plan assets are as follows:

(Thousands of Dollars)	2025	2024

Benefit obligation, beginning of year	10,217	11,252
Service cost	2	50
Interest cost	434	596
Actuarial (gain) loss	(2,290)	1,215
Benefits paid, net of premiums received	(732)	(1,712)
Liability (gain)/loss due to curtailment	—	(1,184)
Benefit obligation, end of year	7,631	10,217
Fair value of plan assets, beginning of year	27,570	25,809
Actual return on plan assets	(1,157)	2,615
Employer contributions	603	858
Benefits paid, net of premiums and Medicare Part D subsidies received	(732)	(1,712)
Plan participant contributions	—	—
Fair value of plan assets at measurement date	26,284	27,570
Funded status	18,653	17,353

Disaggregated amounts recognized in the Consolidated Balance Sheets are as follows:

(Thousands of Dollars)	September 28 2025	September 29 2024

Non-current assets	22,407	23,300
Postretirement benefit obligations	(3,755)	(5,947)
Accumulated other comprehensive income (before income tax benefit)	15,594	17,556
Amounts recognized in accumulated other comprehensive income (loss) before income tax benefit are as follows:

(Thousands of Dollars)	September 28 2025	September 29 2024

Unrecognized net actuarial gain	13,872	15,548
Unrecognized prior service benefit	1,722	2,008
	15,594	17,556
We expect to recognize $1.0 million and $0.3 million of unrecognized net actuarial gain and unrecognized prior service benefit, respectively, in net periodic postretirement benefit in 2026.
Assumptions
Weighted-average assumptions used to determine postretirement benefit obligations are as follows:

(Percent)	September 28 2025	September 29 2024

Discount rate	5.0	4.6
Expected long-term return on plan assets	6.0	5.0
The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions, and composition of plan assets.
Weighted-average assumptions used to determine net periodic benefit cost are as follows:

(Percent)	2025	2024	2023

Discount rate - service cost	5.2	5.2	5.9
Discount rate - interest cost	4.4	4.4	5.5
Expected long-term return on plan assets	6.0	5.0	5.0
For 2025, the expected long-term return on plan assets is 6.0%. The assumptions related to the expected long-term return on plan assets are developed through an analysis of historical market returns, current market conditions and composition of plan assets.

Assumed health care cost trend rates are as follows:

(Percent)	September 28 2025	September 29 2024

Health care cost trend rates	12.7	18.9
Rate to which the cost trend rate is assumed to decline (the “Ultimate Trend Rate”)	4.5	4.5
Year in which the rate reaches the Ultimate Trend Rate	2034	2034
Administrative costs related to indemnity plans are assumed to increase at the health care cost trend rates noted above.
For the year ended September 28, 2025, the decrease in benefit obligation is primarily driven by an increase in bond yields which increased the discount rate. For the year ended September 29, 2024, the most significant driver of the decrease in benefit obligations for the plans was a curtailment disclosed in the prior year.
Plan Assets
Assets of the retiree medical plan are invested in a master trust. The master trust also pays benefits of active employee medical plans for the same union employees. The fair value of master trust assets allocated to the active employee medical plans at September 28, 2025 and September 29, 2024 is $0.6 million and $0.5 million, respectively, which are included within the tables below.
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
The weighted-average asset allocation of our postretirement assets is as follows:

(Percent)	Policy Allocation		Actual Allocation
Asset Class	September 28 2025	September 29 2024	September 28 2025	September 29 2024

Equity securities- short term bond fund	25	25	99	25
Fixed income securities	75	75	—	73
Hedge fund investment	—	—	1	—
Cash and cash equivalents	—	—	—	2
Plan assets include no Company securities. Assets include cash and cash equivalents and receivables from time to time due to the need to reallocate assets within policy guidelines.

Fair Value Measurements
The fair value hierarchy of postretirement assets at September 28, 2025 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	43	—	—
Equity securities (including short term bond fund)	—	26,482	—	—
Hedge fund investment	213	—	—	—
The fair value hierarchy of postretirement assets at September 29, 2024 is as follows:

(Thousands of Dollars)	NAV	Level 1	Level 2	Level 3

Cash and cash equivalents	—	436	—	—
Equity securities	—	6,983	—	—
Fixed income securities	—	20,392	—	—
Hedge fund investment	236	—	—	—
There were no purchases, sales or transfers of assets classified as Level 3 in 2025 or 2024. Postretirement assets that are excluded from the fair value hierarchy and are measured at net asset value or "NAV", include one investment in global equity long/short common/collective hedge fund-of-funds for which prices are provided on a monthly basis and is valued at approximately $0.2 million, as of September 28, 2025 and September 29, 2024.
Cash Flows
Based on our forecast at September 28, 2025, we do not expect to contribute to our postretirement plans in 2025.
We anticipate future benefit payments to be paid either with future contributions to the plan or directly from plan assets, as follows:

(Thousands of Dollars)	Net Payments

2026	695
2027	703
2028	708
2029	706
2030	700
Thereafter	3,196
Postemployment Plan
Our postemployment benefit obligation, which represents certain disability benefits, was $1.6 million at September 28, 2025 and $1.6 million at September 29, 2024.
10.    OTHER RETIREMENT PLANS
Substantially all of our employees are eligible to participate in a qualified defined contribution retirement plan. We also have a non-qualified plan for employees whose incomes exceed qualified plan limits.

The defined contribution retirement plan costs were $2.7 million in 2025, $3.1 million in 2024, and $3.5 million in 2023.
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
Information related to these plans is outlined in the table below:

(Thousands of Dollars)	Zone Status September 30		Funding Improvement Plan/Rehabilitation Plan Status	Contributions
Pension Plan	2025	2024	Status	2025	2024	2023	Surcharge Imposed	EIN	Expiration Dates of CBAs

GCIU- Employer Retirement Fund	Critical	Critical	Implemented	—	—	—	No	91-6024903	N/A (1)

District No. 9, International Association of Machinists and Aerospace Workers Pension Trust	Endangered	Endangered	Implemented	—	—	—	N/A	51-0138317	N/A (1)

CWA/ITU negotiated Pension Plan	Critical	Critical	Implemented	—	—	—	No	13-6212879	N/A (1)

IAM National Pension Fund	Green	Green	N/A	—	—	45	N/A	51-6031295	N/A (1)

Operating Engineers Central Pension Fund of the International Union of Operating Engineers and Participating Employers	Green	Green	N/A	—	—	32	N/A	36-6052390	N/A (1)

(1)We have withdrawn from the multiemployer plan
We have effectuated withdrawals from all multiemployer plans. We record estimates of withdrawal liabilities as of the time the contracts agreeing to withdraw from those plans are ratified. As of September 28, 2025 and September 29, 2024, we had $22.4 million and $23.6 million of accrued withdrawal liabilities. The liabilities reflect the estimated net present value of payments to the fund, payable over 20 years.
11.    COMMON STOCK
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
12.    STOCK OWNERSHIP PLANS
Total non-cash stock compensation expense is $1.8 million, $1.8 million. and $1.8 million, in 2025, 2024, and 2023, respectively.
At September 28, 2025, we have reserved 496,136 shares of Common Stock for issuance to employees under an incentive and non-statutory stock option and restricted stock plan approved by stockholders.
Stock Options
Options are granted at a price equal to the fair market value on the date of the grant and are exercisable, upon vesting, over a ten-year period.
A summary of stock option activity is as follows:

(Thousands of Shares)	2025	2024	2023

Outstanding, beginning of year	—	—	—
Granted	40	—	—
Exercised	—	—	—
Canceled	(8)	—	—
Outstanding, end of year	32	—	—
Exercisable, end of year	32	—	—

Options were valued using the Black Scholes valuation model and the following assumptions:

Expected Volatility	58%
Risk Free Rate	4.05%
Expected Term (in years)	2.83 years
The weighted average grant date fair value of options granted during the year was $2.18 and the unrecognized compensation is $0.1 million.
Restricted Common Stock
A summary of restricted Common Stock activity is as follows:

(Thousands of Shares)	2025	2024	2023

Outstanding, beginning of year	219	162	165
Granted	40	93	69
Vested	(97)	(35)	(62)
Forfeited	(19)	(1)	(10)
Outstanding, end of year	143	219	162
Weighted average grant date fair values of restricted Common Stock are as follows:

(Dollars)	2025	2024	2023

Outstanding, beginning of year	17.74	21.14	21.21
Granted	16.36	9.56	17.87
Vested	24.76	11.79	17.27
Forfeited	14.03	14.24	24.04
Outstanding, end of year	13.62	17.74	21.14
Total unrecognized compensation expense for unvested restricted Common Stock at September 28, 2025 is $0.5 million, which will be recognized over a weighted average period of 0.9 years.
The total fair value of shares that vested during 2025, 2024 and 2023 were $0.5 million, $0.4 million, and $1.1 million, respectively.
Performance Share Units
During the year, we awarded performance stock units to reward executives that vest based on our performance against predetermined total shareholder return market based targets. A performance share unit represents the right to receive a defined number of ordinary shares after the end of a three-year performance period if the specified performance goals are achieved. The units were valued using the Black-Scholes framework for an asset-or-nothing call option with the following assumptions:

Expected Volatility	58%
Risk Free Rate	4.02%
Expected Term (in years)	2.58
The weighted average grant date fair value of options granted during the year was $12.22.

A summary of performance share unit activity is as follows:

(Thousands of Shares)	2025	2024	2023

Outstanding, beginning of year	—	—	—
Granted	63	—	—
Vested	—	—	—
Forfeited	(13)	—	—
Outstanding, end of year	50	—	—
Total unrecognized compensation expense for Performance shares at September 28, 2025 is $0.7 million.
Employee Stock Purchase Plans
We have 27,000 shares of Common Stock available for issuance pursuant to our Employee Stock Purchase Plan. We also have 870 shares of Common Stock available for issuance under our Supplemental Employee Stock Purchase Plan. There has been no activity under these plans in 2025, 2024, or 2023.
13.    INCOME TAXES
Income tax benefit consists of the following:

(Thousands of Dollars)	2025	2024	2023
Current Taxes:
Federal	(9)	2,430	4,528
State	20	488	(336)
	11	2,918	4,192
Deferred Taxes:
Federal	(3,605)	(9,388)	(4,973)
State	(3,309)	(1,140)	432
	(6,914)	(10,528)	(4,541)
Income tax benefit	(6,903)	(7,610)	(349)
Income tax benefit related to operations differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes. The reasons for these differences are as follows:

(Percent of Loss Before Income Taxes)	2025	2024	2023

Computed “expected” income tax expense	21.0	21.0	21.0
State income tax benefit, net of federal tax benefit	6.3	3.8	(5.4)
Net income of associated companies	1.3	2.3	31.2
Resolution of tax matters	0.2	1.8	69.7
Remeasurement due to state rate changes	(0.7)	2.5	(84.0)
Non-deductible expenses	(3.1)	(3.6)	(28.5)
Valuation allowance	(7.4)	(2.4)	28.8
State net operating loss expiration	(4.6)	(3.0)	(12.8)
Recognition of basis differences	3.5	1.6	7.5
Other	(0.2)	0.4	(16.2)
	16.3	24.4	11.3

Net deferred income tax liabilities consist of the following components:

(Thousands of Dollars)	September 28 2025	September 29 2024

Deferred income tax liabilities:
Property and equipment	(3,468)	(5,327)
Identified intangible assets	(13,065)	(15,097)
ASC 842 - Leases DTL	(6,357)	(8,308)
Other	(1,091)	(1,738)
Investments	(29,144)	(31,150)
	(53,125)	(61,619)
Deferred income tax assets:
Pension and postretirement benefits	1,460	3,839
Interest deduction limitation	22,929	16,097
Operating loss carryforwards	23,771	25,267
ASC 842 - Leases DTA	6,818	9,306
Other	5,337	5,208
	60,315	59,717
Valuation allowance	(29,667)	(26,500)
Net deferred income tax liabilities	(22,477)	(28,403)
Certain prior-period deferred income tax assets and liabilities have been reclassified to conform to the current-period presentation. These reclassifications did not impact the previously reported net deferred income tax liabilities or any financial statement balances.
A reconciliation of 2025 and 2024 changes in gross unrecognized tax benefits is as follows:

(Thousands of Dollars)	2025	2024

Balance, beginning of year	14,171	14,914
Changes in tax positions for prior years	(385)	216
Increases (decrease) in tax positions for the current year	1,277	837
Lapse in statute of limitations	(901)	(1,796)
Balance, end of year	14,162	14,171
Approximately $11.6 million and $11.4 million of the gross unrecognized tax benefit balances for 2025 and 2024, respectively, relate to state net operating losses which are netted against deferred taxes on our Consolidated Balance Sheet. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.1 million at September 28, 2025. We do not expect that unrecognized tax benefits will fluctuate significantly in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest related to unrecognized tax benefits was, net of tax, $0.4 million at September 28, 2025 and $0.5 million at September 29, 2024. There were no amounts provided for penalties at September 28, 2025 or September 29, 2024.
At September 28, 2025 and September 29, 2024, we had a deferred tax asset of $22.9 million and $16.1 million, respectively, related to disallowed interest expense. A portion of this deferred tax asset is subject to a valuation allowance as we do not expect to fully realize a future tax benefit.
The valuation allowance totaled $29.7 million and $26.5 million in 2025 and 2024, respectively. The valuation allowance is on certain state net operating losses and disallowed interest expense carryforwards.

We are currently undergoing a New York Franchise Tax audit that includes fiscal year periods 2019 through 2021. Certain of our state income tax returns for the year ended September 24, 2017 are open for examination. The Federal and remaining state returns are open beginning with the September 29, 2019 year.
At September 28, 2025, we have state tax benefits of approximately $41.6 million in net operating loss ("NOL") carryforwards. Of the NOL balance, $40.6 million expire between 2024 and 2044 and $1.0 million have an indefinite carryforward period. These NOL carryforwards result in a deferred income tax asset of $32.9 million at September 28, 2025, a portion of which is offset by a valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, introducing significant changes to corporate income tax deductions. For fiscal year 2025, OBBBA did not have a material impact on our financial statements. We continue to evaluate the future impact of the OBBBA for those provision that were effective after fiscal year 2025.
14.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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
At September 28, 2025, we had no floating rate debt. Our fixed rate debt consists of $455.5 million principal amount of the Term Note. At September 28, 2025 the fair value is $387.9 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs for similar instruments. The inputs used in this measurement include the 20 year treasury rate as the risk free interest rate and a US high yield index option-adjusted spread. There has been no changes in the valuation approach and technique from prior periods.
15.    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted (losses) earnings per common share:

(Thousands of Dollars and Shares, Except Per Common Share Data)	2025	2024	2023

Loss attributable to Lee Enterprises, Incorporated:	(37,593)	(25,845)	(5,267)

Weighted average Common Shares	6,230	6,145	6,037
Less non-vested restricted Common Shares	(164)	(201)	(170)
Basic weighted average Common Shares	6,066	5,944	5,867
Dilutive stock options and restricted Common Shares	—	—	—
Diluted weighted average Common Shares	6,066	5,944	5,867
Loss per common share:
Basic:	(6.20)	(4.35)	(0.90)
Diluted	(6.20)	(4.35)	(0.90)
For 2025, 2024, and 2023 we had 152,189, 192,737, and 48,955 weighted average shares, respectively, not considered in the computation of diluted earnings per share because we recorded net losses.

16.    ALLOWANCE FOR CREDIT LOSSES
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	2025	2024	2023

Balance, beginning of year	6,514	5,260	5,237
Additions charged to expense	15,262	13,633	6,942
Deductions from reserves	(16,949)	(12,379)	(6,919)
Balance, end of year	4,827	6,514	5,260
17.    OTHER INFORMATION
Compensation and other accrued liabilities consist of the following:

(Thousands of Dollars)	September 28 2025	September 29 2024

Compensation	11,233	8,819
Retirement plans	209	272
Other	26,420	30,079
	37,862	39,170
Supplemental cash flow information includes the following cash payments:

(Thousands of Dollars)	2025	2024	2023

Interest	40,505	41,232	41,471
Income tax payments, net	2,914	7,374	3,722
Accumulated other comprehensive loss, net of deferred income taxes at September 28, 2025, and September 29, 2024, is related to pension and postretirement benefits.
18. CYBERSECURITY INCIDENT
On February 3, 2025, the Company experienced a cybersecurity incident that disrupted certain IT systems and resulted in unauthorized access to certain files (the “Cyber Incident”). We activated our incident-response plan, engaged third-party cybersecurity experts, notified law enforcement, and offered identity-protection services to affected customers and subscribers.

For the year ended September 28, 2025, we incurred $10.5 million loss of cash flows related to the Cyber Incident. Approximately $3.7 million of this was incurred expenses that are recognized in "Restructuring and Other" in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. We have filed insurance claims for the remaining $6.8 million to cover business interruption related and other expenses.
We maintain cyber insurance with a $0.5 million deductible. As of year-end, we had submitted $10.0 million of claims (excluding business-interruption claims) and received $2.0 million of reimbursements, which are presented as a reduction of related costs within “Restructuring and other.” Additional recoveries were not yet probable at September 28, 2025; accordingly, no insurance receivable has been recognized. Business-interruption claims remain under review; no related recoveries have been recorded.

The Cyber Incident adversely affected fiscal 2025 operating results; however, the incremental impact on revenues and certain operating expenses is not reasonably separable from other business factors. The incident remains under legal and forensic review, and we continue to implement security enhancements.

19.    COMMITMENTS AND CONTINGENT LIABILITIES
Capital Expenditures
At September 28, 2025, we had construction and equipment purchase commitments totaling approximately $1.7 million.
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
Stoudemire et al. v. Lee Enterprises, Incorporated (Video Privacy Claim). On December 19, 2022, named Plaintiffs filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging Company news websites violate the Video Privacy Protection Act by disclosing to third parties certain data about users’ video-watching habits. In particular, the Complaint alleges the websites use Facebook Pixel, a technology that allegedly links a user’s Facebook profile to videos the user watches on the Company’s website. The claimants are asserting class action claims and allege statutory damages of $2,500 per class member, punitive damages, and attorneys’ fees. In July 2023, the Court denied the Company’s Motion to Dismiss. This claim has been submitted for coverage under the Company’s media insurance policy. The parties successfully mediated the case on November 5, 2024, and the court granted final approval of the class action settlement on August 14, 2025. The entire $9.5 million settlement amount will be paid by the Company's insurance carriers. The settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of September 28, 2025 and September 29, 2024, respectively.

Fetes et al. v. Lee Enterprises. Incorporated (Cyber Incident). On June 12, 2025, Sarah Fetes filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging claims arising out of a February 2025 cybersecurity incident, during which a third-party threat actor potentially accessed personal information of past and present Company employees existing on Company systems. Fetes and five additional named Plaintiffs filed a Consolidated Complaint on August 11, 2025. Plaintiffs allege the Company failed to properly secure and safeguard personally identifiable information collected as part of Company's regular business practices. Plaintiffs seek damages for invasion of privacy and misuse of the compromised data, on behalf of themselves and a class consisting of approximately 39,700 individuals who received data breach notifications. This claim has been submitted for coverage under the Company's media insurance policy. The parties have reached a tentative settlement, all of which will be paid by the Company's insurance carriers, in an amount that will be publicly disclosed through the court process. The settlement is subject to required court approval and open to objection by class members. The Company anticipates final approval of the settlement by August 2026.

Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against the Company for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between the two people for an accounting software program. The suit claims $7 million in damages for failure to pay owed amounts, attorneys fees and interest. The Company filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Currently, losses or possible losses are not reasonably estimable.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Lee Enterprises, Incorporated
Davenport, Iowa

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lee Enterprises, Incorporated (the “Company”) as of September 28, 2025 and September 29, 2024, the related consolidated statements of (loss) income and comprehensive (loss) income, (deficit) equity, and cash flows for each of the three fiscal years in the period ended September 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2025 and September 29, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of indefinite-lived mastheads

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s non-amortized intangible assets in mastheads are $3.9 million as of September 28, 2025. The Company reviews the indefinite-lived mastheads for impairment on an annual basis or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test consists of comparing the fair value of each masthead with its carrying amount. The Company determines fair value using the relief from royalty method. The assumptions used in the determination of the fair value of indefinite-lived mastheads are the risk-adjusted weighted-average cost of capital and royalty rates. During the year ended September 28, 2025, the Company recognized impairments of $6.9 million on these indefinite-lived mastheads.

We identified the determination of the fair values of the indefinite-lived mastheads as a critical audit matter because of the subjective estimates and assumptions the Company makes to calculate their fair value, specifically the risk-adjusted weighted-average cost of capital and royalty rates. Auditing these assumptions involved especially subjective auditor judgement due to their significant estimation uncertainty, including the extent of specialized skills and knowledge needed.

The following are the primary procedures we performed to address this critical audit matter:

•Utilizing personnel with specialized skills and knowledge in valuation, who assisted in:

•Evaluating the risk-adjusted weighted-average cost of capital by developing an independent expectation range using independently obtained market data of guideline public companies and compared to the rate used by the Company; and

•Evaluating the royalty rates by (i) evaluating management’s profit-split analysis and (ii) comparing them to a range based on publicly available royalty rates.

We have served as the Company's auditor since 2021.

/s/ BDO USA, P.C.

Chicago, Illinois
November 26, 2025

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

4.1 *
Rights Agreement, dated as of March 28, 2024, between Lee Enterprises, Incorporated and Equiniti Trust Company, LLC, as rights agent (Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on March 29, 2024)

4.2 *
Amendment No. 1 to Rights Agreement, dated as of March 26, 2025, between Lee Enterprises, Incorporated and Equiniti Trust Company, LLC, as rights agent (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 26, 2025)

4.3 *	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed on Form 8-A/A on March 26, 2025)

10.1 *
Asset and Stock Purchase Agreement dated January 29, 2020 by and among Lee Enterprises, Incorporated, Berkshire Hathaway Inc. and BH Media Group, Inc. (Exhibit 10.1 to Form 8-K filed on January 29, 2020)

10.2 *	Credit Agreement dated January 29, 2020 by and between Lee Enterprises, Incorporated and BH Finance LLC (Exhibit 10.2 to Form 8-K filed on January 29, 2020)

10.3*	Waiver and Amendment to Credit Agreement among Lee Enterprises, Incorporated and BH Media Group, Inc. (Exhibit 10.1 to Form 8-K filed on May 5, 2025)

10.4 *	Form of Lease Agreement by and between Lee Enterprises, Incorporated and BH Media Group, Inc. (Exhibit 10.3 to Form 8-K filed on January 29, 2020)

10.5 *
Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000, as amended by Amendment No. 1 to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of June 1, 2001 (Exhibit 10.5 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.6 *
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

10.9 *
Amended and Restated Management Agreement, dated as of November 30, 2009, between Star Publishing Company and Citizen Publishing Company (Exhibit 10.1 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.10 *	License Agreement (Star), as amended and restated November 30, 2009, between Star Publishing Company and TNI Partners (Exhibit 10.3 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.11 *	License Agreement (Citizen), as amended and restated November 30, 2009, between Citizen Publishing Company and TNI Partners (Exhibit 10.4 to Form 10-Q for the Fiscal Quarter Ended December 27, 2009)

10.12 *	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC (Exhibit 10.7 to Form 10-Q for the Fiscal Quarter Ended June 30, 2005)

10.13.1+ *	Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (effective February 19, 2020) (Exhibit 4.2 to Registration Statement on Form S-8 (Reference No. 333-237605) filed on April 8, 2020)

10.13.2+*	Form of Restricted Stock Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.2 to Form 8-K filed on February 23, 2016)

10.13.3+ *	Form of Incentive Stock Option Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.3 to Form 8-K filed on February 23, 2016)

10.13.4+ *	Form of Non-Qualified Stock Option Agreement related to Lee Enterprises, Incorporated 2020 Long-Term Incentive Plan (Effective February 19, 2020) (Exhibit 10.4 to Form 8-K filed on February 23, 2016)

10.14 +*	Lee Enterprises, Incorporated Supplementary Benefit Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.25 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.15+ *	Lee Enterprises, Incorporated Outside Directors Deferral Plan, Amended and Restated as of January 1, 2008 (Exhibit 10.26 to Form 10-K for the Fiscal Year Ended September 28, 2008)

10.16.1+*
Form of Amended and Restated Employment Agreement between Lee Enterprises, Incorporated and its President and Chief Executive Officer (Exhibit 10.31.2 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.16.2+*	Form of Employment Agreement between Lee Enterprises, Incorporated and Certain of its Senior Executive Officers (Exhibit 10.31.3 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.17+*	Form of Indemnification Agreement for Lee Enterprises, Incorporated Directors and Executive Officers Group (Exhibit 10.32 to Form 10-K for the Fiscal Year Ended September 30, 2018)

10.18+*	Lee Enterprises, Incorporated Amended and Restated Incentive Compensation Program (Effective February 22, 2017) (Appendix B to Schedule 14A Definitive Proxy Statement for 2017)

Number	Description
19 *	Lee Enterprises, Incorporated Insider Trading Policy effective as of September 21, 2023 (Exhibit 19 of the Annual Report on Form 10-K for the Fiscal Year ended September 24, 2023)

21	Subsidiaries and associated companies

23	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*
Lee Enterprises, Incorporated Recovery of Erroneously Awarded Executive Compensation Policy effective as of September 21, 2023 (Exhibit 97 to Annual Report on Form 10-K for the Fiscal Year Ended September 24, 2023)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November 2025.
LEE ENTERPRISES, INCORPORATED

/s/ Kevin D. Mowbray	/s/ Timothy R. Millage
Kevin D. Mowbray	Timothy R. Millage
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the 26th day of November 2025.

Signature

/s/ Steven C. Fletcher	Director
Steven C. Fletcher

/s/ Margaret R. Liberman	Director
Margaret R. Liberman

/s/ Mary E. Junck	Director
Mary E. Junck

/s/ Brent M. Magid	Director
Brent M. Magid

/s/ Shaun E. McAlmont	Director
Shaun E. McAlmont

/s/ Herbert W. Moloney III	Director
Herbert W. Moloney III

/s/ Madeline E. McIntosh	Director
Madeline E. McIntosh

/s/ Jonathan F. Miller	Director
Jonathan F. Miller

/s/ Kevin D. Mowbray	President and Chief Executive Officer, and Director
Kevin D. Mowbray

/s/ Timothy R. Millage	Vice President, Chief Financial Officer and Treasurer
Timothy R. Millage