Form 10-Q
period 2025-12-28
LEE ENTERPRISES, Inc
filed 2026-02-11
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 28, 2025
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 6, 2026, 22,239,629 shares of Common Stock of the Registrant were outstanding.

References to “we," “our,” “us” and the like throughout this document refer to Lee Enterprises, Incorporated (the “Company”). References to “2026”, “2025" and the like refer to the fiscal years ended the last Sunday in September.
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
•Competition;
•We may be required to indemnify the previous owners of BH Media Group, Inc. and The Buffalo News, Inc. for unknown legal and other matters that may arise;
•Our liquidity position, any need to obtain additional capital and our ability to obtain additional financing; and
•Other risks detailed from time to time in our publicly filed documents.
Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Statements regarding our plans, strategies, prospects and expectations regarding our business and industry and our responses thereto may have on our future operations, are forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. They reflect our expectations and are not guarantees of performance. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Quarterly Report. We do not undertake to publicly update or revise our forward-looking statements, except as required by law.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	December 28, 2025	September 28, 2025

ASSETS

Current assets:
Cash and cash equivalents	12,625	9,989
Accounts receivable, net	51,107	54,613
Inventories	4,827	4,696
Prepaid and other current assets	14,319	20,145
Total current assets	82,878	89,443
Investments:
Associated companies	27,208	27,070
Other	6,176	6,118
Total investments	33,384	33,188
Property and equipment:
Land and improvements	5,782	5,782
Buildings and improvements	64,880	64,880
Equipment	195,471	191,594
Construction in process	2,349	5,530
	268,482	267,786
Less accumulated depreciation	233,967	232,225
Property and equipment, net	34,515	35,561
Operating lease right-of-use assets	23,515	25,155
Goodwill	323,858	323,858
Other intangible assets, net	50,149	51,926
Pension plan assets, net	11,316	10,828
Medical plan assets, net	22,809	22,407
Other	10,133	9,363
Total assets	592,557	601,729
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	December 28, 2025	September 28, 2025

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	7,222	7,301
Accounts payable	50,280	41,715
Compensation and other accrued liabilities	28,794	37,862
Unearned revenue	25,959	26,478
Total current liabilities	112,255	113,356
Long-term debt, net of current maturities	455,469	455,469
Operating lease liabilities	17,145	18,810
Pension obligations	493	508
Postretirement and postemployment benefit obligations	5,024	5,103
Deferred income taxes	22,437	22,477
Income taxes payable	3,218	3,161
Withdrawal liabilities and other	22,956	23,804
Total liabilities	638,997	642,688
Equity:
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 12,000 shares; issued and outstanding:	62	63
December 28, 2025; 6,244 shares; $0.01 par value
September 28, 2025; 6,263 shares; $0.01 par value
Class B Common Stock, $2 par value; authorized 3,000 shares; none issued	—	—
Additional paid-in capital	264,067	263,812
Accumulated deficit	(335,545)	(329,934)
Accumulated other comprehensive income	22,674	22,753
Total Lee Enterprises, Inc. Stockholders' deficit	(48,742)	(43,306)
Non-controlling interests	2,302	2,347
Total deficit	(46,440)	(40,959)
Total liabilities and deficit	592,557	601,729
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
(Thousands of Dollars, Except Per Common Share Data)	December 28, 2025	December 29, 2024

Operating revenue:
Advertising and marketing services	59,986	66,590
Subscription	57,702	64,997
Other	12,374	12,975
Total operating revenue	130,062	144,562
Operating expenses:
Compensation	49,433	60,254
Newsprint and ink	2,963	3,616
Other operating expenses	68,814	74,680
Insurance proceeds	(2,000)	—
Depreciation and amortization	3,579	6,265
Assets gain on sales, impairments and other, net	(3)	(929)
Restructuring costs and other	3,148	5,150
Total operating expenses	125,934	149,036
Equity in earnings of associated companies	1,080	1,122
Operating income (loss)	5,208	(3,352)
Non-operating (expense) income:
Interest expense	(10,248)	(10,282)
Pension and other post employment benefits ("OPEB") related and other, net	845	653
Total non-operating expense, net	(9,403)	(9,629)
Loss before income taxes	(4,195)	(12,981)
Income tax expense	931	3,243
Net loss	(5,126)	(16,224)
Net income attributable to non-controlling interests	(485)	(524)
Loss attributable to Lee Enterprises, Incorporated	(5,611)	(16,748)
Other comprehensive loss, net of income taxes	(79)	(115)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(5,690)	(16,863)
Loss per common share:
Basic:	(0.92)	(2.80)
Diluted:	(0.92)	(2.80)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 28, 2025	(329,934)	63	263,812	22,753	2,347	(40,959)
Shares redeemed	—	(1)	(73)	—	—	(74)
Loss attributable to Lee Enterprises, Incorporated	(5,611)	—	—	—	485	(5,126)
Stock compensation	—	—	328	—	—	328
Other comprehensive loss	—	—	—	(104)	—	(104)
Deferred income taxes, net	—	—	—	25	—	25
Distributions to minority owners	—	—	—	—	(530)	(530)
December 28, 2025	(335,545)	62	264,067	22,674	2,302	(46,440)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 29, 2024	(292,341)	62	262,470	19,920	2,555	(7,334)
Shares redeemed	—	—	(331)	—	—	(331)
Loss attributable to Lee Enterprises, Incorporated	(16,748)	—	—	—	524	(16,224)
Stock compensation	—	—	430	—	—	430
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(603)	(603)
December 29, 2024	(309,089)	62	262,569	19,805	2,476	(24,177)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Cash (required for) provided by operating activities:
Net loss	(5,126)	(16,224)
Adjustments to reconcile net loss to net cash provided by (required for) operating activities:
Depreciation and amortization	3,579	6,265
Bad debt expense	2,585	3,474
Stock compensation expense	328	430
Assets gain on sales, impairments and other, net	(3)	(929)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	(6)	228
Deferred income taxes	(15)	(131)
Other, net	(530)	(603)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	921	(2,682)
Decrease (increase) in inventories and other	463	(406)
Increase in accounts payable, unearned revenue, other accrued liabilities and other working capital items	4,469	4,197
Decrease in pension and other postretirement and postemployment benefit obligations	(1,087)	(893)
Change in income taxes payable	57	52
Other	(1,164)	(115)
Net cash provided by (required for) operating activities	4,471	(7,337)
Cash provided by (required for) investing activities:
Purchases of property and equipment	(758)	(1,553)
Proceeds from sales of assets	3	5,414
Net cash (required for) provided by investing activities	(755)	3,861
Cash required for financing activities:
Deferred offering costs	(1,080)	—
Net cash required for financing activities	(1,080)	—
Net increase (decrease) in cash and cash equivalents	2,636	(3,476)
Cash and cash equivalents:
Beginning of period	9,989	9,598
End of period	12,625	6,122
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of December 28, 2025, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2025 Annual Report on Form 10-K.
Our fiscal year ends on the last Sunday in September. Fiscal year 2026 ends September 27, 2026, and fiscal year 2025 ended September 28, 2025. Fiscal year 2026 and 2025 includes 52 weeks of operations. Because of seasonal and other factors, the results of operations for the three months ended December 28, 2025, are not necessarily indicative of the results to be expected for the full year.
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
New accounting pronouncements not yet adopted
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11 which focuses on various interim reporting improvements. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027. We are still evaluating the guidance but we do not expect it will fundamentally change our interim reporting.
In December 2025, the Financial Accounting Standards Board FASB issued ASU 2025-12 which the FASB's "Codification Improvements" update, making various technical corrections and clarifications to existing United States Generally Accepted Accounting Principles ("GAAP"), improving consistency and usability for preparers by refining guidance and making standards easier to apply. The ASU is effective for annual periods beginning after December 15, 2026. We are currently evaluating the updated guidance and assessing the impact on the Consolidated Financial Statements.
In November 2023, the FASB issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the guidance and assessing the impact on the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the statement of operations as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. We expect to enhance annual expense disclosures based on the new requirements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) - Amendments to SEC Paragraphs Pursuant to Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update is effective for the annual period beginning after December 15, 2026, as well as interim periods within that period. We are currently evaluating the updated guidance and assessing the impact on the Consolidated Financial Statements.
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

2    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Operating revenue:
Print advertising revenue	17,191	19,861
Digital advertising and marketing services revenue	42,795	46,729
Advertising and marketing services revenue	59,986	66,590
Print subscription revenue	34,996	43,432
Digital subscription revenue	22,706	21,565
Subscription revenue	57,702	64,997
Print other revenue	7,546	7,888
Digital other revenue	4,828	5,087
Other revenue	12,374	12,975
Total operating revenue	130,062	144,562
Recognition principles
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
Payments for print and digital advertising revenue are due upon completion of our performance obligations at previously agreed upon rates. In instances where the timing of revenue recognition differs from the timing of invoicing, such timing differences are not large. As a result, we have determined that our contracts do not include a significant financing component. Depending on the product, revenue is recognized over time or at the point in time in which performance obligations are met.
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
Other revenue
Other revenue primarily consists of digital services, commercial printing and delivery of third party products. Digital services revenues, which are primarily delivered through BLOX Digital, are primarily comprised of contractual agreements to provide web hosting and content management services. As such, digital services revenue is recognized over the contract period. Prices for digital services are agreed upon in advance of the contract beginning and are typically billed in arrears on a monthly basis. Commercial printing and delivery revenue is recognized when the product is delivered to the customer or to the third party's subscriber.
Contract Liabilities
Our primary source of unearned revenue is from subscriptions paid in advance of the service provided. We expect to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers.The unearned revenue balances described herein are our only contract liability. Revenue recognized in the three months ended December 28, 2025, that was included in the contract liability as of September 28, 2025, was $16.4 million.
Accounts receivable, excluding allowance for credit losses, was $55.2 million and $59.4 million as of December 28, 2025, and September 28, 2025, respectively. Allowance for credit losses was $4.1 million and $4.8 million as of December 28, 2025, and September 28, 2025, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	December 28, 2025	September 28, 2025

Balance, beginning of period	4,827	6,514
Additions charged to expense	2,585	15,262
Deductions from reserves	(3,326)	(16,949)
Balance, end of period	4,086	4,827

Practical expedients
Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within "Compensation" on our Consolidated Statements of Loss and Comprehensive Loss. The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.
3    INVESTMENTS IN ASSOCIATED COMPANIES
TNI Partners
In Tucson, Arizona, TNI, acting as agent for our subsidiary, Star Publishing Company (“Star Publishing”), and Gannett Co., Inc.'s subsidiary Citizen Publishing Company (“Citizen”), is responsible for printing, delivery, advertising, and subscription activities of the Arizona Daily Star as well as the related digital platforms and specialty publications. TNI collects all receipts and income and pays substantially all operating expenses incidental to the partnership's operations and publication of the newspaper and other media.
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Operating revenue	4,814	6,533
Operating expenses	3,605	5,206
Operating income	1,209	1,327
Net income	1,260	1,250
Equity in earnings of TNI	630	625
TNI makes periodic distributions of its earnings and for the three months ended December 28, 2025, and December 29, 2024, we received $0.5 million and $0.5 million in distributions, respectively.
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

Summarized results of MNI are as follows:

	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Operating revenue	9,470	9,759
Operating expenses, excluding restructuring costs, depreciation and amortization	7,233	7,455
Restructuring costs	34	—
Depreciation and amortization	60	90
Operating income	2,143	2,214
Net income	900	994
Equity in earnings of MNI	450	497
MNI makes periodic distributions of its earnings and in the three months ended December 28, 2025, and December 29, 2024, we received $0.4 million and $0.9 million in distributions, respectively.
4    GOODWILL AND OTHER INTANGIBLE ASSETS
All of our goodwill is attributed to a single reporting unit. Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	December 28, 2025	September 28, 2025

Goodwill, beginning of period	323,858	328,040
Allocated to sold operations	—	(4,182)
Goodwill, end of period	323,858	323,858
Non-amortized intangible assets:
Mastheads	3,946	3,946
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,146
Less accumulated amortization	(215,943)	(214,166)
	46,203	47,980
Total intangibles, net	374,007	375,784
The weighted average amortization period for amortizable assets is approximately nine years.
5    SEGMENTS
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
6    DEBT
We have debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $455.5 million at a 9% annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On December 28, 2025, the fair value was $387.9 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs.
During the three months ended December 28, 2025, we had no Net Cash Proceeds, as defined in our Credit Agreement, from asset sales and did not make any principal debt payments as a result of non-core asset sales. Future payments are contingent on our ability to generate future excess cash flow, as defined in the Credit Agreement. As of December 28, 2025, there was no Excess Cash payment due as we did not generate the defined level of excess cash flow.
In February 2025, in an effort to provide short-term liquidity to fund the Cyber Incident's remediation efforts and other operations, BH Finance LLC waived the interest expense payment and BH Media Group, Inc. waived the lease payment due March 1, 2025, April 1, 2025, and May 1, 2025. As of September 28, 2025, the waivers increased the outstanding debt balance by $11.3 million and was treated as non-cash activity within the statement of cash flows. These waivers were treated as modifications to the existing Credit Agreement. In addition, the May 2025 waiver was accompanied by an amendment to the Credit Agreement which includes provisions requiring us to prepay the loan in an aggregate amount equal to 100% of net cash proceeds received by us or our subsidiaries within three days following the receipt of net cash proceeds from asset sales and allowing BH Finance to assign its rights and obligations under the Credit Agreement to any person other than a natural person. Future payments are contingent on our ability to generate future Excess Cash Flow, as defined in the Credit Agreement.
See Note 12 for changes to our Credit Agreement related to a Subsequent Event.
7    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We are the sponsor of one single-employer defined benefit pension plan, the Lee Enterprises, Incorporated Pension Plan ("the Plan"). As previously announced to participants on October 22, 2025, we are executing a strategic termination of our fully funded benefit pension Plan, eliminating the long-term volatility tied to interest rate movement, mortality assumptions and asset performance, while preserving participant benefits and improving balance sheet flexibility. We terminated the Plan on December 28, 2025 and submitted a request for a determination of the Plan's qualified status to the United States Internal Revenue Service. We expect to complete the termination process, including payout, in late 2026.
Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through December 28, 2025, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLAN	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Service cost for benefits earned during the period	1	1
Interest cost on projected benefit obligation	1,977	2,034
Expected return on plan assets	(2,467)	(2,319)
Amortization of prior service benefit	212	212
Net periodic pension benefit	(277)	(72)

POSTRETIREMENT MEDICAL PLANS	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Service cost for benefits earned during the period	—	1
Interest cost on projected benefit obligation	83	108
Expected return on plan assets	(391)	(410)
Amortization of net gain	(245)	(292)
Amortization of prior service benefit	(71)	(71)
Net periodic postretirement benefit	(624)	(664)
In the three months ended December 28, 2025 and December 29, 2024, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2026.
Multi-employer Pension Plans
In prior periods, we completed withdrawals from several multi-employer plans. As of December 28, 2025 and September 28, 2025, we had $22.0 million and $22.4 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the funds, payable over 20 years.
8    INCOME TAXES
We recorded an income tax expense of $0.9 million related to loss before taxes of $4.2 million for the three months ended December 28, 2025. We recorded an income tax expense of $3.2 million related to loss before taxes of $13.0 million for the three months ended December 29, 2024. The effective income tax rate for the three months ended December 28, 2025, was (21.4)% . The effective income tax rate for the three months ended December 29, 2024, was (25.0)%.
The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, increase in valuation allowance, and adjustments to reserves for uncertain tax positions, including any related interest.
We are evaluating the income tax impacts of the private placement financing and Second Amendment to the Credit Agreement as related to the subsequent events disclosed in Note 12.

9    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Thousands of Dollars and Shares, Except Per Share Data)	December 28, 2025	December 29, 2024

Loss attributable to Lee Enterprises, Incorporated:	(5,611)	(16,748)
Weighted average common shares	6,258	6,192
Less weighted average restricted Common Stock	(139)	(204)
Basic average common shares	6,119	5,988
Dilutive restricted Common Stock	—	—
Diluted average common shares	6,119	5,988
Loss per common share:
Basic	(0.92)	(2.80)
Diluted	(0.92)	(2.80)
For the three months ended December 28, 2025 and December 29, 2024, no shares were considered in the computation of diluted earnings per common share because we recorded net losses.
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
On February 4, 2026, in connection with the closing of the private placement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026 causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated. See Note 12 for additional information related to the private placement.

10     CYBERSECURITY INCIDENT
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

Since the incident occurred, we have incurred $10.5 million loss of cash flows related to the Cyber Incident. Approximately $3.7 million of this was incurred expenses, which were recognized in "Restructuring and Other" in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income during the year ended September 28, 2025. We have filed insurance claims for the remaining $6.8 million to cover business interruption related and other expenses.
We maintain cyber insurance with a $0.5 million deductible. For the year ended September 28, 2025, we had submitted $10.0 million of claims and received $2.0 million of reimbursements, which are presented as a reduction of related costs within “Restructuring and other.” For the three months ended December 28, 2025, we received an additional $2.0 million in business interruption reimbursements that were recorded on a separate line within "Operating Expenses". The remaining business-interruption claims remain under review.

11    COMMITMENTS AND CONTINGENT LIABILITIES
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
Stoudemire et al. v. Lee Enterprises, Incorporated (Video Privacy Claim). On December 19, 2022, named Plaintiffs filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging our news websites violate the Video Privacy Protection Act by disclosing to third parties certain data about users’ video-watching habits. In particular, the Complaint alleged the websites use Facebook Pixel, a technology that allegedly links a user’s Facebook profile to videos the user watches on our website. The claimants are asserting class action claims and allege statutory damages of $2,500 per class member, punitive damages, and attorneys’ fees. In July 2023, the Court denied our Motion to Dismiss. This claim was submitted for coverage under the our media insurance policy. The parties successfully mediated the case on November 5, 2024, and the court granted final approval of the class action settlement on August 14, 2025. The entire $9.5 million settlement amount was paid by our insurance carriers in October 2025.
Fetes et al. v. Lee Enterprises. Incorporated (Cyber Incident). On June 12, 2025, Sarah Fetes filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging claims arising out of a February 2025 cybersecurity incident, during which a third-party threat actor potentially accessed personal information of past and present Company employees existing on Company systems. Fetes and five additional named Plaintiffs filed a Consolidated Complaint on August 11, 2025. Plaintiffs allege that we failed to properly secure and safeguard personally identifiable information collected as part of our regular business practices. Plaintiffs sought damages for invasion of privacy and misuse of the compromised data, on behalf of themselves and a class consisting of approximately 39,700 individuals who received data breach notifications. This claim was submitted for coverage under our media insurance policy. The parties have reached a tentative settlement, all of which will be paid by our insurance carriers, in an amount that will be publicly disclosed through the court process. The settlement is subject to required court approval and open to objection by class members. We anticipate final approval of the settlement by August 2026. The probable settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of December 28, 2025.

Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against us for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between Lee and Lineup for the purchase and installation of software. The suit claims $7.0 million in damages for failure to pay owed amounts, attorneys fees and interest. We filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Lineup filed a Motion for Judgment on the Pleadings for various counts and oral arguments were heard by the Court on the Motion for Judgment on the Pleadings on January 16, 2026. The Court is expected to rule in the next 90 days. Discovery is ongoing in this case and the outcome is uncertain at this time.
12 SUBSEQUENT EVENTS
PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS
On February 5, 2026, we issued an aggregate of 16,000,000 shares of Common Stock, consisting of 15,384,615 shares of Common Stock to certain investors and 615,385 shares of Common Stock to service providers as reimbursement for certain expenses incurred by certain investors, at a price of $3.25 per share in a private placement pursuant to the private placement agreement by and among the Company and the investors. The aggregate gross proceeds from the private placement were approximately $50.0 million before deducting offering expenses. We expect to use the net proceeds for working capital and for other general corporate purposes.
The investors have also agreed to a lock-up with respect to the shares for a period of 180 days and standstill period of twelve months, subject to certain exceptions. With respect to the standstill, certain investors are each able to purchase up to 600,000 shares of Common Stock during the standstill period.
Further, in connection with the closing of the private placement, we amended our Certificate of Incorporation, increasing the number of authorized shares from 12,000,000 to 40,000,000.
Registration Rights Agreement
We entered into a registration rights agreement pursuant to which we will agree to provide certain customary registration rights, including the registration of the Shares for resale. We are required to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of their shares within 60 days following the closing.
President and Chief Executive Officer Transition
In connection with the closing of the private placement agreement, Kevin Mowbray, our President and Chief Executive Officer, entered into an agreement to voluntarily retire from his positions at the Company and its subsidiaries and affiliates. Pursuant to this agreement, we have agreed to pay (i) a severance payment to Mr. Mowbray of $1,500,000 payable in thirty-six installments and (ii) COBRA medical premiums for a period of 18 months for Mr. Mowbray and his spouse. In addition, Mr. Mowbray agreed to provide consultation, advice and assistance in the transition and operation of the Company’s business as reasonably requested by the Company through May 31, 2026. In connection with the closing and the planned retirement of the Chief Executive Officer, Nathan Bekke, our current Chief Operating Officer, assumed the role of Interim Chief Executive Officer.
Vice President, Chief Financial Officer Transition

On November 17, 2025, Timothy R. Millage, Vice President, Chief Financial Officer informed us of his decision to resign from his positions with us to pursue an opportunity in church ministry. His resignation became effective February 3, 2026, and he has agreed to provide consulting services to the Company through May 31, 2026. In connection with Mr. Millage’s resignation, we and Mr. Millage entered into a separation agreement, dated November 20, 2025 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Millage will receive (a) his full compensation through the end of his consulting role, (b) a severance payment equaling twenty-six weeks of his base salary, (c) the vesting of all unvested stock awards on February 3, 2026, and (d) survival of the indemnification terms under his employment agreement and indemnity agreement. The Separation Agreement also includes customary non-compete, non-solicitation, and release of claims provisions. We have initiated a search process to identify a new Chief Financial Officer. Joshua P. Rinehults, our current Vice President of Operations and Finance, has been appointed as Vice President, Interim Chief Financial Officer, and Treasurer, effective as of February 3, 2026.
New Board Chairman
In connection with the closing of the private placement agreement, David Hoffmann was appointed to our board of directors for a term ending at our 2028 annual meeting. Additionally, pursuant to our second amended and restated bylaws, the board of directors appointed Mr. Hoffmann as Chairman, replacing Mary E. Junck, who previously served in the role. Ms. Junck is expected to remain a director on the Company’s board through the expiration of her term at the Company’s 2028 annual meeting.
Credit Agreement Amendment
Additionally, concurrently with the execution of the private placement agreement, we entered into the Second Amendment to Credit Agreement. The amendments became operative concurrently with the closing of the private placement agreement. The amendments include, among other things, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of five years following the closing and amending the definition of “Excess Cash Flow” such that the minimum amount of cash-on hand held by us before being deemed Excess Cash Flow would be equal to $64.0 million for a five year period following the closing.

Rights Agreement Amendment
On February 4, 2026, in connection with the closing of the private placement agreement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026, causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated.

Financing costs
Costs related to the transaction are approximately $4.7 million and will offset the financing proceeds in "Additional Paid-in Capital" on the Consolidated Balance Sheets once the private placement is completed. $1.1 million in costs were paid by December 28, 2025 and are recorded as "Deferred Offering Costs" in the financing activity section of our Consolidated Statement of Cash Flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three months ended December 28, 2025. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2025 Annual Report on Form 10-K.

RECENT DEVELOPMENTS

PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS

Private Placement Agreement

At the closing of the private placement on February 5, 2026, we issued an aggregate of 16,000,000 shares of Common Stock, consisting of 15,384,615 shares of Common Stock to certain investors and 615,385 shares of Common Stock to service providers as reimbursement for certain expenses incurred by certain investors, at a price of $3.25 per share through the private placement. The aggregate gross proceeds from the private placement were approximately $50.0 million, before deducting offering expenses. We expect to use the net proceeds for working capital and for other general corporate purposes. Further, in connection with the closing, we amended our Certificate of Incorporation, increasing the number of authorized shares from 12,000,000 to 40,000,000.

Registration Rights Agreement

At the closing, in connection with the private placement agreement, we entered into a registration rights agreement pursuant to which we will agree to provide certain customary registration rights, including the registration of the Shares for resale. We are required to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of their shares within 60 days following the closing.

Credit Agreement Amendment

Additionally, concurrently with the execution of the private placement agreement, we entered into the Second Amendment to Credit Agreement. The amendments became operative concurrently with the closing. The amendments include among other things, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of five years following the closing and amending the definition of “Excess Cash Flow” such that the minimum amount of cash-on-hand held by us before being deemed Excess Cash Flow would be equal to $64.0 million for a period of five years.

Rights Agreement Amendment

On February 4, 2026, in connection with the closing of the private placement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026, causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated. See Note 12 of the unaudited condensed consolidated financial statements for additional discussion.

PRESIDENT AND CHIEF EXECUTIVE OFFICER TRANSITION

As discussed in Note 12, in connection and concurrently with the closing of the private placement, Kevin Mowbray, our President and Chief Executive Officer, entered into an agreement to voluntarily retire from his positions at the Company and its subsidiaries and affiliates. Pursuant to this agreement, we have agreed to pay (i) a severance payment to Mr. Mowbray of $1,500,000 payable in thirty-six installments and (ii) COBRA medical premiums for a period of 18 months for Mr. Mowbray and his spouse. In addition, Mr. Mowbray agreed to provide consultation, advice and assistance in the transition and operation of our business as reasonably requested by us through May 31, 2026. In connection with the closing and the planned retirement of the Chief Executive Officer, Nathan Bekke, our current Chief Operating Officer, assumed the role of Interim Chief Executive Officer.

VICE PRESIDENT, CHIEF FINANCIAL OFFICER TRANSITION

On November 17, 2025, Timothy R. Millage, Vice President, Chief Financial Officer informed us of his decision to resign from his positions with us to pursue an opportunity in church ministry. His resignation became effective February 3, 2026, and he has agreed to provide consulting services to the Company through May 31, 2026. In connection with Mr. Millage’s resignation, we and Mr. Millage entered into a separation agreement, dated November 20, 2025 (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Millage will receive (a) his full compensation through the end of his consulting role, (b) a severance payment equaling twenty-six weeks of his base salary, (c) the vesting of all unvested stock awards on February 3, 2026, and (d) survival of the indemnification terms under his employment agreement and indemnity agreement. The Separation Agreement also includes customary non-compete, non-solicitation, and release of claims provisions. We have initiated a search process to identify a new Chief Financial Officer. Josh Rinehults, the Company’s current Vice President of Operations and Finance, has been appointed as Vice President, Interim Chief Financial Officer, and Treasurer, effective as of February 3, 2026.

EXECUTIVE OVERVIEW
RESULTS OF OPERATIONS
For the three months ended December 28, 2025, our total operating revenue was $130.1 million, down 10.0% from the three months ended December 29, 2024. Total Digital Revenue was $70.3 million and represented 54.1% of our total operating revenue. Total Print Revenue was $59.7 million, a 16.1% decrease to the three months ended December 29, 2024. We continued to deliver positive performance in our digital-only subscription business totaling $22.7 million, driving year-over-year revenue growth of 5.3%. Another key piece of our digital business, Amplified Digital® agency revenue totaled $23.6 million in the quarter.
Operating expenses totaled $125.9 million and Cash Costs (a non-GAAP financial measure) totaled $121.2 million, a 15.5% decrease and a 12.5% decrease, respectively, compared to the three months ended December 29, 2024 due to continued strong cost management, particularly in legacy revenue streams. Operating expenses during the quarter included $2.0 million in business interruption insurance reimbursements related to the Cyber claim. The remaining business-interruption claims remain under review. See Note 10 for further discussion.
Net loss totaled $5.1 million and Adjusted EBITDA (a non-GAAP financial measure) totaled $12.3 million, a 68% and 61% increase, respectively, due primarily to the cost reduction actions noted above. Net loss for the quarter included $2.0 million in insurance reimbursements discussed above.
Cash on the balance sheet totaled $12.6 million. Debt, net of cash on the balance sheet, totaled $443 million. Since May 2025, we have satisfied all principal and interest payments through organic free cash flow generation.
STRATEGY
We are a leading digital-first subscription and marketing services company committed to delivering high-quality, trusted, and deeply local news and information. Our mission is to strengthen and enrich the communities we serve by providing compelling local content, superior subscriber experiences, and innovative, data-driven advertising and marketing solutions. Through a premium, high-margin portfolio of digital products and marketing services — including owned-and-operated platforms, branded content, over-the-top advertising, AI-powered solutions, and targeted print — we enable more than 15,000 local advertisers to meaningfully engage customers, strengthen their brands, and accelerate growth.
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

RESULTS OF OPERATIONS
Three Months Ended December 28, 2025
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	December 28, 2025	December 29, 2024	Percent Change

Operating revenue:
Print advertising revenue	17,191	19,861	(13.4)%
Digital advertising revenue	42,795	46,729	(8.4)%
Advertising and marketing services revenue	59,986	66,590	(9.9)%
Print subscription revenue	34,996	43,432	(19.4)%
Digital subscription revenue	22,706	21,565	5.3%
Subscription revenue	57,702	64,997	(11.2)%
Print other revenue	7,546	7,888	(4.3)%
Digital other revenue	4,828	5,087	(5.1)%
Other revenue	12,374	12,975	(4.6)%
Total operating revenue	130,062	144,562	(10.0)%
Operating expenses:
Compensation	49,433	60,254	(18.0)%
Newsprint and ink	2,963	3,616	(18.1)%
Insurance proceeds	(2,000)	—	100.0%
Other operating expenses	68,814	74,680	(7.9)%
Depreciation and amortization	3,579	6,265	(42.9)%
Assets gain on sales, impairments and other	(3)	(929)	(99.7)%
Restructuring costs and other	3,148	5,150	(38.9)%
Total operating expenses	125,934	149,036	(15.5)%
Equity in earnings of associated companies	1,080	1,122	(3.7)%
Operating income	5,208	(3,352)	***
Non-operating income (expense):
Interest expense	(10,248)	(10,282)	(0.3)%
Pension and other post employment benefits ("OPEB") related and other, net	845	653	29.4%
Total non-operating expense, net	(9,403)	(9,629)	(2.3)%
Loss before income taxes	(4,195)	(12,981)	(67.7)%
Income tax benefit	931	3,243	(71.3)%
Net loss	(5,126)	(16,224)	(68.4)%

Loss per common share:
Basic	(0.92)	(2.80)	(67.2)%
Diluted	(0.92)	(2.80)	(67.2)%
*** Indicates an absolute value percentage change greater than 100.
Operating Revenue
Total operating revenue was $130.1 million in the three months ended December 28, 2025, down $14.5 million, or 10.0%, compared to the the three months ended December 29, 2024.

Advertising and marketing services revenue totaled $60.0 million in the three months ended December 28, 2025, down 9.9% compared to the three months ended December 29, 2024. Print advertising revenues were $17.2 million in the three months ended December 28, 2025, down 13.4% compared to the three months ended December 29, 2024 related to continued secular declines in demand for print advertising. Digital advertising and marketing services totaled $42.8 million in the three months ended December 28, 2025, down 8.4% compared to the three months ended December 29, 2024. Digital advertising and marketing services represented 71.3% of the three months ended December 28, 2025 total advertising and marketing services revenue, compared to 70.2% in the same period last year.
Subscription revenue totaled $57.7 million in the three months ended December 28, 2025, down 11.2% compared to the three months ended December 29, 2024. Declines in volumes, consistent with historical and industry trends were partially offset by strategic rate increases. Digital-only subscribers now total 609,000 as December 28, 2025. Digital-only subscription revenue grew 5.3% compared to the the three months ended December 29, 2024.
Other revenue, which primarily consists of commercial printing revenue and digital services from BLOX Digital, decreased $0.6 million, or 4.6%, in the three months ended December 28, 2025 compared to the three months ended December 29, 2024. Digital services revenue totaled $4.8 million in the three months ended December 28, 2025, a 5.1% decrease compared to the three months ended December 29, 2024. Commercial printing revenue totaled $3.9 million in the three months ended December 28, 2025, a 5.7% decrease compared to the three months ended December 29, 2024, primarily driven by lower print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $70.3 million in the three months ended December 28, 2025, a decrease of 4.2% over the three months ended December 29, 2024, and represented 54.1% of our total operating revenue in the the three months ended December 28, 2025
Equity in earnings of TNI and MNI in the three months ended December 28, 2025 is essentially flat to the three months ended December 29, 2024.
Operating Expenses
Total operating expenses were $125.9 million in the three months ended December 28, 2025, a 15.5% decrease compared to the three months ended December 29, 2024. Cash Costs, a non-GAAP financial measure used to summarize certain operating expense (see reconciliation of Non-GAAP financial measures below), were down 12.5% in the three months ended December 28, 2025. These decreases were primarily due to cost reduction actions put in place in year ended September 28, 2025.
Compensation expense decreased $10.8 million in the three months ended December 28, 2025, or 18.0%, compared to the three months ended December 29, 2024 from reductions in full time employees due to continued business transformation efforts.
Newsprint and ink costs decreased $0.7 million in the three months ended December 28, 2025, or 18.1%, compared to the three months ended December 29, 2024. The decrease is attributable to declines in newsprint volumes and delivery costs.
Other operating expenses decreased $5.9 million in the three months ended December 28, 2025, or 7.9%, compared to the three months ended December 29, 2024. Other operating expenses include all operating costs not considered to be compensation, newsprint, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses.
Restructuring costs and other decreased $2.0 million, or 38.9% in the three months ended December 28, 2025, compared to the three months ended December 29, 2024. The prior year quarter included significant costs associated with the shutdown of one of our production facilities.
Depreciation and amortization expense decreased $2.7 million, or 42.9%, in the three months ended December 28, 2025. The decrease in both is attributable to assets being fully depreciated or amortized.

Assets gain on sales, impairments and other, was de minimis in the three months ended December 28, 2025 (a net gain of $0.0 million) compared to a net gain of $0.9 million in the the three months ended December 29, 2024.
Total operating expenses during the quarter included $2.0 million in business interruption reimbursements.
The factors noted above resulted in an operating income of $5.2 million in the three months ended December 28, 2025 compared to an operating loss of $3.4 million in the three months ended December 29, 2024.
Non-operating Income and Expense
Non-operating income and expense decreased by $0.2 million, or 2.3%. The decrease is primarily driven by an increase in Pension and OPEB related benefits. Our weighted average cost of debt was 9% at the end of both the three months ended December 28, 2025 and the three months ended December 29, 2024.
Income Tax Benefit
We recorded an income tax expense of $0.9 million, or (21.4)% of pretax loss in the three months ended December 28, 2025. In the three months ended December 29, 2024, we recorded an income tax expense of $3.2 million, or (25.0)% of pretax loss.
Net loss and Loss Per Share
Net loss was $5.1 million and diluted loss per share were $0.92 for the three months ended December 28, 2025 compared to net loss of $16.2 million and diluted losses per share of $2.80 for the the three months ended December 29, 2024. The change reflects the various items discussed above.

NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial performance measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis.
In this report, we present Adjusted EBITDA and Cash Costs which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of restructuring charges and non-cash charges. We believe such expenses, charges and gains are not indicative of normal, on-going operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Net loss	(5,126)	(16,224)
Adjusted to exclude
Income tax expense	931	3,243
Non-operating expenses, net	9,403	9,629
Equity in earnings of TNI and MNI	(1,080)	(1,122)
Depreciation and amortization	3,579	6,265
Restructuring costs and other	3,148	5,150
Assets gain on sales, impairments and other, net	(3)	(929)
Stock compensation	328	430
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,101	1,167
Adjusted EBITDA	12,281	7,609
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended
(Thousands of Dollars)	December 28, 2025	December 29, 2024

Operating expenses	125,934	149,036
Adjustments
Depreciation and amortization	3,579	6,265
Assets gain on sales, impairments and other, net	(3)	(929)
Restructuring costs and other	3,148	5,150
Insurance proceeds	(2,000)	—
Cash Costs	121,210	138,550
LIQUIDITY AND CAPITAL RESOURCES
A summary of our cash flows is included in the narrative below.

Operating Activities
Cash provided by operating activities totaled $4.5 million in the three months ended December 28, 2025 compared to cash used by operating activities of $7.3 million in the three months ended December 29, 2024, an increase of $11.8 million. The increase was primarily driven by an increase in operating results of $8.3 million (defined as net loss adjusted for non-working capital items) and an increase in working capital of $3.5 million. The increase in working capital is primarily related to elevated prepaid offering costs and accrued liabilities related to the private offering transaction.
Investing Activities
Cash used in investing activities totaled $0.8 million in the three months ended December 28, 2025 compared to cash provided by investing activities of $3.9 million in the in the three months ended December 29, 2024. The three months ended December 29, 2024 included $5.4 million in proceeds from the sale of assets as we divested non-core real estate.
Financing Activities
Cash required for financing activities was $1.1 million for the three months ended December 28, 2025 due to offering costs that will offset the proceeds from the private placement.
Additional Information on Liquidity
PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS
As discussed in Note 12, on December 30, 2025, we entered into an agreement pursuant to which we agreed to issue and sell an aggregate of 15,384,615 shares of our common stock at a purchase price of $3.25 per share in a private placement. The aggregate gross proceeds from the private placement are expected to be approximately $50.0 million, before deducting offering expenses. We expect to use the net proceeds for working capital and for other general corporate purposes. Our liquidity, consisting of cash on the balance sheet, totaled $12.6 million on December 28, 2025. This liquidity amount excludes any future cash flows from operations. For the three months ending December 28, 2025, cash provided by operating activities totaled $4.5 million. The current operating environment, business transformation spending, and impacts from the Cyber Incident have reduced net cash flows and put pressure on our liquidity. In response to the current challenges, we have implemented specific plans to maintain sufficient liquidity for the foreseeable future, including for at least the next 12 months.
Our plan includes reducing operating and capital spending and reducing outstanding accounts receivable. Reductions in operating expenses and capital spending largely impact our print businesses and future products that are not generating revenue today.
We executed our plan in the quarter ended December 28, 2025, resulting in an improvement in operating results (defined as net loss adjusted for non-working capital items). This improvement marked a significant milestone in the cyber recovery, as all mandatory and principal payments were funded through cash from operations since May 2025. We anticipate the improvement to continue into future quarters.
Please see “Recent Developments” for discussion of the Credit Agreement Amendment, which became operative upon the closing of the private placement.
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

Item 3.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Stoudemire et al. v. Lee Enterprises, Incorporated (Video Privacy Claim). On December 19, 2022, named Plaintiffs filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging our news websites violate the Video Privacy Protection Act by disclosing to third parties certain data about users’ video-watching habits. In particular, the Complaint alleged the websites use Facebook Pixel, a technology that allegedly links a user’s Facebook profile to videos the user watches on our website. The claimants are asserting class action claims and allege statutory damages of $2,500 per class member, punitive damages, and attorneys’ fees. In July 2023, the Court denied our Motion to Dismiss. This claim has been submitted for coverage under the our media insurance policy. The parties successfully mediated the case on November 5, 2024, and the court granted final approval of the class action settlement on August 14, 2025. The entire $9.5 million settlement amount was paid by our insurance carriers in October 2025.
Fetes et al. v. Lee Enterprises. Incorporated (Cyber Incident). On June 12, 2025, Sarah Fetes filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging claims arising out of a February 2025 cybersecurity incident, during which a third-party threat actor potentially accessed personal information of past and present Company employees existing on Company systems. Fetes and five additional named Plaintiffs filed a Consolidated Complaint on August 11, 2025. Plaintiffs allege that we failed to properly secure and safeguard personally identifiable information collected as part of our regular business practices. Plaintiffs sought damages for invasion of privacy and misuse of the compromised data, on behalf of themselves and a class consisting of approximately 39,700 individuals who received data breach notifications. This claim was submitted for coverage under our media insurance policy. The parties have reached a tentative settlement, all of which will be paid by our insurance carriers, in an amount that will be publicly disclosed through the court process. The settlement is subject to required court approval and open to objection by class members. We anticipate final approval of the settlement by August 2026. The probable settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of December 28, 2025.
Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against us for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between Lee and Lineup for the purchase and installation of software. The suit claims $7.0 million in damages for failure to pay owed amounts, attorneys fees and interest. We filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Lineup filed a Motion for

Judgment on the Pleadings for various counts and oral arguments were heard by the Court on the Motion for Judgment on the Pleadings on January 16, 2026. The Court is expected to rule in the next 90 days. Discovery is ongoing in this case and the outcome is uncertain at this time.
Item 1A    Risk Factors
Except as otherwise described herein, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K.
Item 5. Other Information
Cybersecurity Incident
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
Since the incident occurred, we have incurred $10.5 million loss of cash flows related to the Cyber Incident. Approximately $3.7 million of this was incurred expenses were recognized in "Restructuring and Other" in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income during the year ended September 28, 2025. We have filed insurance claims for the remaining $6.8 million to cover business interruption related losses and other expenses.
We maintain cyber insurance with a $0.5 million deductible. For the year ended September 28, 2025, we had submitted $10.0 million of claims and received $2.0 million of reimbursements, which are presented as a reduction of related costs within “Restructuring and other.” For the three months ended December 28, 2025, we received $2.0 million in business interruption reimbursements that were recorded on their own line in "Operating Expenses". The remaining business-interruption claims remain under review.

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
3.1*
Amended and Restated Certificate of Incorporation of the Company, effective as of January 30, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012).

3.2*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of March 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2021).

3.3*
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of February 3, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 5, 2026).

3.4*	Second Amended and Restated By-Laws of the Company, effective as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 27, 2019).
3.5*	Certificate of Elimination, effective as of February 4, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 5, 2026).
4.1*
Amendment No. 2 to Rights Agreement, dated as of February 4, 2026, by and between the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2026).

10.1*
Stock Purchase Agreement, dated as of December 30, 2025, by and among the Company, Anchor Investor and the Other Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 30, 2025).

10.2*	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 30, 2025).
10.3*
Executive Retirement and Transition Agreement, dated as of December 30, 2025, by and between the Company and Kevin Mowbray (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 30, 2025).

10.4*
Second Amendment to Credit Agreement, dated as of December 30, 2025, by and between the Company and the Lender (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on December 30, 2025).

10.5	Executive Separation and Transition Agreement, dated as of November 21, 2025, by and between the Company and Timothy R. Millage as of November 21 2025.	Attached
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Attached
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Attached
32.1	Section 1350 Certification of Chief Executive Officer	Attached
32.2	Section 1350 Certification of Chief Financial Officer	Attached
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Attached
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Attached
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Attached
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Attached
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Attached
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Attached
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEE ENTERPRISES, INCORPORATED

/s/ Joshua P. Rinehults	February 11, 2026
Joshua P. Rinehults
Vice President, Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)