Form 10-Q
period 2026-03-29
LEE ENTERPRISES, Inc
filed 2026-05-08
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of April 30, 2026, 22,229,936 shares of Common Stock of the Registrant were outstanding.

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
Any statements that are not statements of historical fact (including statements containing the words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions) generally should be considered forward-looking statements. Statements regarding our plans, strategies, prospects and expectations regarding our business and industry and our responses thereto that may affect our future operations are forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. They reflect our expectations and are not guarantees of performance. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Quarterly Report. We do not undertake to publicly update or revise our forward-looking statements, except as required by law.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	March 29, 2026	September 28, 2025

ASSETS

Current assets:
Cash and cash equivalents	53,275	9,989
Accounts receivable, net	45,574	54,613
Inventories	5,184	4,696
Prepaid and other current assets	8,444	20,145
Total current assets	112,477	89,443
Investments:
Associated companies	27,336	27,070
Other	6,159	6,118
Total investments	33,495	33,188
Property and equipment:
Land and improvements	5,746	5,782
Buildings and improvements	64,644	64,880
Equipment	189,480	191,594
Construction in process	2,834	5,530
	262,704	267,786
Less accumulated depreciation	229,503	232,225
Property and equipment, net	33,201	35,561
Operating lease right-of-use assets	21,265	25,155
Goodwill	323,858	323,858
Other intangible assets, net	48,378	51,926
Pension plan assets, net	11,789	10,828
Medical plan assets, net	23,216	22,407
Other	10,959	9,363
Total assets	618,638	601,729
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	March 29, 2026	September 28, 2025

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	6,874	7,301
Accounts payable	40,882	41,715
Compensation and other accrued liabilities	25,013	37,862
Unearned revenue	25,586	26,478
Total current liabilities	98,355	113,356
Long-term debt, net of current maturities	455,469	455,469
Operating lease liabilities	15,151	18,810
Pension obligations	478	508
Postretirement and postemployment benefit obligations	5,045	5,103
Deferred income taxes	22,398	22,477
Income taxes payable	3,271	3,161
Withdrawal liabilities and other	21,635	23,804
Total liabilities	621,802	642,688
Equity:
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 40,000 shares; issued and outstanding:	64	63
March 29, 2026; 22,230 shares; $0.01 par value
September 28, 2025; 6,263 shares; $0.01 par value
Additional paid-in capital	309,560	263,812
Accumulated deficit	(337,693)	(329,934)
Accumulated other comprehensive income	22,595	22,753
Total Lee Enterprises, Inc. Stockholders' deficit	(5,474)	(43,306)
Non-controlling interests	2,310	2,347
Total deficit	(3,164)	(40,959)
Total liabilities and deficit	618,638	601,729
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
(Thousands of Dollars, Except Per Common Share Data)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Operating revenue:
Advertising and marketing services	54,967	60,473	114,953	127,063
Subscription	55,181	64,868	112,883	129,865
Other	11,816	12,039	24,190	25,014
Total operating revenue	121,964	137,380	252,026	281,942
Operating expenses:
Compensation	46,745	56,659	96,178	116,913
Newsprint and ink	2,520	3,111	5,483	6,727
Other operating expenses	62,750	71,455	131,564	146,135
Insurance proceeds	(3,840)	—	(5,840)	—
Depreciation and amortization	3,515	5,171	7,094	11,436
(Gain) loss on asset sales, impairments and other, net	(900)	126	(903)	(803)
Restructuring costs and other	3,640	6,516	6,788	11,666
Total operating expenses	114,430	143,038	240,364	292,074
Equity in earnings of associated companies	1,008	1,155	2,088	2,277
Operating income (loss)	8,542	(4,503)	13,750	(7,855)
Non-operating (expense) income:
Interest expense	(7,629)	(9,950)	(17,877)	(20,232)
Pension and other post employment benefits ("OPEB") related and other, net	826	658	1,671	1,311
Total non-operating expense, net	(6,803)	(9,292)	(16,206)	(18,921)
Income (loss) before income taxes	1,739	(13,795)	(2,456)	(26,776)
Income tax expense (benefit)	3,448	(1,780)	4,379	1,463
Net loss	(1,709)	(12,015)	(6,835)	(28,239)
Net income attributable to non-controlling interests	(439)	(496)	(924)	(1,020)
Loss attributable to Lee Enterprises, Incorporated	(2,148)	(12,511)	(7,759)	(29,259)
Other comprehensive loss, net of income taxes	(79)	(115)	(158)	(230)
Comprehensive loss attributable to Lee Enterprises, Incorporated	(2,227)	(12,626)	(7,917)	(29,489)
Loss per common share:
Basic:	(0.16)	(2.07)	(0.78)	(4.87)
Diluted:	(0.16)	(2.07)	(0.78)	(4.87)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 28, 2025	(329,934)	63	263,812	22,753	2,347	(40,959)
Shares redeemed	—	(1)	(73)	—	—	(74)
Loss attributable to Lee Enterprises, Incorporated	(5,611)	—	—	—	485	(5,126)
Stock compensation	—	—	328	—	—	328
Other comprehensive loss	—	—	—	(104)	—	(104)
Deferred income taxes, net	—	—	—	25	—	25
Distributions to minority owners	—	—	—	—	(530)	(530)
December 28, 2025	(335,545)	62	264,067	22,674	2,302	(46,440)

Shares redeemed	—	—	(66)	—	—	(66)
Loss attributable to Lee Enterprises, Incorporated	(2,148)	—	—	—	439	(1,709)
Private Placement proceeds		2	45,346			45,348
Stock compensation	—	—	213	—	—	213
Other comprehensive loss	—	—	—	(104)	—	(104)
Deferred income taxes, net	—	—	—	25	—	25
Distributions to minority owners	—	—	—	—	(431)	(431)
March 29, 2026	(337,693)	64	309,560	22,595	2,310	(3,164)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 29, 2024	(292,341)	62	262,470	19,920	2,555	(7,334)
Shares redeemed	—	—	(331)	—	—	(331)
Loss attributable to Lee Enterprises, Incorporated	(16,748)	—	—	—	524	(16,224)
Stock compensation	—	—	430	—	—	430
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(603)	(603)
December 29, 2024	(309,089)	62	262,569	19,805	2,476	(24,177)

Loss attributable to Lee Enterprises, Incorporated	(12,511)	—	—	—	496	(12,015)
Stock compensation	—	—	358	—	—	358
Other comprehensive loss	—	—	—	(152)	—	(152)
Deferred income taxes, net	—	—	—	37	—	37
Distributions to minority owners	—	—	—	—	(149)	(149)
March 30, 2025	(321,600)	62	262,927	19,690	2,823	(36,098)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025

Cash (required for) provided by operating activities:
Net loss	(6,835)	(28,239)
Adjustments to reconcile net loss to net cash provided by (required for) operating activities:
Depreciation and amortization	7,094	11,436
Bad debt expense	4,832	6,590
Stock compensation expense	541	788
Gain on asset sales, impairments and other, net	(903)	(803)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	(133)	247
Non-cash interest	—	6,808
Deferred income taxes	(28)	(290)
Other, net	(960)	(752)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	4,207	(8,599)
Decrease in inventories and other	318	26
(Decrease) increase in accounts payable, unearned revenue, other accrued liabilities and other working capital items	(5,397)	6,299
Decrease in pension and other postretirement and postemployment benefit obligations	(2,065)	(2,035)
Change in income taxes payable	110	824
Other	(2,557)	(427)
Net cash required for operating activities	(1,776)	(8,127)
Cash provided by (required for) investing activities:
Purchases of property and equipment	(1,335)	(2,923)
Proceeds from sales of assets	1,051	6,116
Net cash (required for) provided by investing activities	(284)	3,193
Cash provided by financing activities:
Costs of Private Placement of common stock	(4,654)	—
Private Placement proceeds	50,000	—
Net cash provided by financing activities	45,346	—
Net increase (decrease) in cash and cash equivalents	43,286	(4,934)
Cash and cash equivalents:
Beginning of period	9,989	9,598
End of period	53,275	4,664
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of March 29, 2026, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2025 Annual Report on Form 10-K.
Our fiscal year ends on the last Sunday in September. Fiscal year 2026 ends September 27, 2026, and fiscal year 2025 ended September 28, 2025. Fiscal year 2026 and 2025 includes 52 weeks of operations. Because of seasonal and other factors, the results of operations for the three and six months ended March 29, 2026, are not necessarily indicative of the results to be expected for the full year.
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
New accounting pronouncements not yet adopted
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11 which focuses on various interim reporting improvements. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the guidance but we do not expect it will fundamentally change our interim reporting.
In December 2025, the FASB issued ASU 2025-12 which is the FASB's "Codification Improvements" update, making various technical corrections and clarifications to existing United States Generally Accepted Accounting Principles ("GAAP"), improving consistency and usability for preparers by refining guidance and making standards easier to apply. The ASU is effective for annual periods beginning after December 15, 2026. We are currently evaluating the updated guidance and assessing the impact on the Consolidated Financial Statements.
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
2 PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS
On February 5, 2026, we issued an aggregate of 16,000,000 shares of Common Stock, consisting of 15,384,615 shares of Common Stock to certain investors and 615,385 shares of Common Stock to service providers as reimbursement for certain expenses incurred by certain investors, at a price of $3.25 per share in a private placement pursuant to the private placement agreement by and among the Company and the investors ("Private Placement"). The aggregate gross proceeds from the Private Placement were $50.0 million before deducting offering expenses.
The investors also agreed to a lock-up with respect to the shares for a period of 180 days and standstill period of twelve months, subject to certain exceptions. With respect to the standstill, certain investors are each able to purchase up to 600,000 shares of Common Stock during the standstill period. Since the closing of the Private Placement, our majority owner and Chairman of the Board, David Hoffmann purchased 357,009 shares through March 29, 2026 bringing his percentage ownership to 53.5%.
Further, in connection with the closing of the Private Placement, we amended our Certificate of Incorporation, increasing the number of authorized shares from 12,000,000 to 40,000,000.
Registration Rights Agreement
We entered into a registration rights agreement pursuant to which we will agree to provide certain customary registration rights, including the registration of the Shares for resale. We were required to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of their shares within 60 days following the closing and S-3 was filed on March 6, 2026.
Financing costs
Costs related to the transaction are $4.7 million and partially offset the Private Placement proceeds of $50.0 million in "Additional Paid-in Capital" on the Consolidated Balance Sheets.

3    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Operating revenue:
Print advertising revenue	14,274	16,532	31,465	36,393
Digital advertising and marketing services revenue	40,693	43,941	83,488	90,670
Advertising and marketing services revenue	54,967	60,473	114,953	127,063
Print subscription revenue	32,902	41,079	67,898	84,511
Digital subscription revenue	22,279	23,789	44,985	45,354
Subscription revenue	55,181	64,868	112,883	129,865
Print other revenue	7,032	7,213	14,578	15,101
Digital other revenue	4,784	4,826	9,612	9,913
Other revenue	11,816	12,039	24,190	25,014
Total operating revenue	121,964	137,380	252,026	281,942
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

Payments for print and digital subscription revenue are typically collected in advance, or for contract periods of one year or less, and result in an unearned revenue liability that is reduced when revenue is recognized.
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
Contract Liabilities
Our primary source of unearned revenue is from subscriptions paid in advance of the service provided. We expect to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are our only contract liability. Revenue recognized in the six months ended March 29, 2026, that was included in the contract liability as of September 28, 2025, was $21.2 million.
Accounts receivable, excluding allowance for credit losses, was $49.3 million and $59.4 million as of March 29, 2026, and September 28, 2025, respectively. Allowance for credit losses was $3.7 million and $4.8 million as of March 29, 2026, and September 28, 2025, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	March 29, 2026	September 28, 2025

Balance, beginning of period	4,827	6,514
Additions charged to expense	4,832	15,262
Deductions from reserves	(5,977)	(16,949)
Balance, end of period	3,682	4,827
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.

Summarized results of TNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Operating revenue	5,069	5,756	9,883	12,289
Operating expenses	3,763	4,080	7,368	9,286
Operating income	1,306	1,676	2,515	3,003
Net income	1,579	1,817	2,839	3,067
Equity in earnings of TNI	790	909	1,420	1,534
TNI makes periodic distributions of its earnings and for the three months ended March 29, 2026 and March 30, 2025, we received $0.5 million and $1.2 million in distributions, respectively. In the six months ended March 29, 2026 and March 30, 2025, we received $1.1 million and $1.7 million in distributions, respectively.
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
Summarized results of MNI are as follows:

	Three months ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Operating revenue	8,835	9,079	18,305	18,838
Operating expenses, excluding restructuring costs, depreciation and amortization	6,637	7,013	13,870	14,468
Restructuring costs	—	23	34	23
Depreciation and amortization	59	90	119	180
Operating income	2,139	1,953	4,282	4,167
Net income	437	493	1,337	1,487
Equity in earnings of MNI	219	247	669	744
MNI makes periodic distributions of its earnings and in the three months ended March 29, 2026, and March 30, 2025, we received $0.4 million and $0.0 million in distributions, respectively. In the six months ended March 29, 2026 and March 30, 2025, we received $0.8 million and $0.9 million in distributions, respectively.

5    GOODWILL AND OTHER INTANGIBLE ASSETS
All of our goodwill is attributed to a single reporting unit. Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	March 29, 2026	September 28, 2025

Goodwill, beginning of period	323,858	328,040
Allocated to sold operations	—	(4,182)
Goodwill, end of period	323,858	323,858
Non-amortized intangible assets:
Mastheads	3,946	3,946
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,146
Less accumulated amortization	(217,714)	(214,166)
	44,432	47,980
Total intangibles, net	372,236	375,784
The weighted average amortization period for amortizable assets is approximately nine years.
6    SEGMENTS
We operate as a single operating and reportable segment. The President and Chief Executive Officer (“CEO”) serves as our Chief Operating Decision Maker (“CODM”) and is responsible for evaluating financial performance and allocating resources. The CODM reviews financial information and makes operating decisions on a consolidated basis.
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
Significant segment expenses are separately disclosed and presented in the Consolidated Statements of Loss and Comprehensive Loss. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The accounting policies of our operating segment are the same as those described in Note 1.
7    DEBT
We have debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $455.5 million at an annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On March 29, 2026, the fair value was $309.6 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs.
Concurrently with the execution of the Private Placement agreement discussed in Note 2, we entered into the Second Amendment to Credit Agreement on February 5, 2026. The amendments include, among other items, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of 5 years following the closing and amending the definition of “Excess Cash Flow” such that the cash-on hand balance greater than $64.0 million held by us will be deemed Excess Cash Flow for a 5 year period following the closing. The interest rate amendment to 5.00% is treated as modification to the existing Credit Agreement.
During the six months ended March 29, 2026, we had $0.8 million in transactions that generated proceeds that qualified as Net Cash Proceeds, as defined in our Credit Agreement, from asset sales and did not make any principal debt payments. Future payments are contingent on our ability to generate future excess cash flow, as defined in the Credit Agreement. As of March 29, 2026, there was no Excess Cash payment due as we did not generate the defined level of Excess Cash Flow.
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
8    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We are the sponsor of one single-employer defined benefit pension plan, the Lee Enterprises, Incorporated Pension Plan ("the Plan"). As previously announced to participants on October 22, 2025, we are executing a strategic termination of our fully funded benefit pension Plan, eliminating the long-term volatility tied to interest rate movement, mortality assumptions and asset performance, while preserving participant benefits and improving balance sheet flexibility. We terminated the Plan on December 31, 2025 and submitted a request for a determination of the Plan's qualified status to the United States Internal Revenue Service. We expect to complete the termination process, including payout, in late 2026.
Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. Through March 29, 2026, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLAN	Three months ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Service cost for benefits earned during the period	1	1	2	2
Interest cost on projected benefit obligation	1,977	2,034	3,954	4,068
Expected return on plan assets	(2,467)	(2,319)	(4,934)	(4,637)
Amortization of prior service benefit	212	212	424	424
Net periodic pension benefit	(277)	(72)	(554)	(143)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Service cost for benefits earned during the period	—	1	—	2
Interest cost on projected benefit obligation	83	108	166	217
Expected return on plan assets	(391)	(410)	(782)	(821)
Amortization of net gain	(245)	(292)	(490)	(584)
Amortization of prior service benefit	(71)	(71)	(142)	(142)
Net periodic postretirement benefit	(624)	(664)	(1,248)	(1,328)
In the six months ended March 29, 2026 and March 30, 2025, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2026.
Multi-employer Pension Plans
In prior periods, we completed withdrawals from several multi-employer plans. As of March 29, 2026 and September 28, 2025, we had $21.7 million and $22.4 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the funds, payable over 20 years.
9    INCOME TAXES
We recorded an income tax expense of $3.4 million related to income before taxes of $1.7 million for the three months ended March 29, 2026, and an income tax expense of $4.4 million related to loss before taxes of $2.5 million for the six months ended March 29, 2026. We recorded an income tax benefit of $1.8 million related to loss before taxes of $13.8 million for the three months ended March 30, 2025, and an income tax expense of $1.5 million related to loss before income taxes of $26.8 million for the six months ended March 30, 2025. The effective income tax rate for the three and six months ended March 29, 2026, was 198.3% and (178.3)%, respectively. The effective income tax rate for the three and six months ended March 30, 2025, was 12.9% and (5.5)% respectively.
The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, increase in valuation allowance, and adjustments to reserves for uncertain tax positions, including any related interest.
We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 27 state and local jurisdictions. We do not currently have any federal or material income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2017.

10    LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Thousands of Dollars and Shares, Except Per Share Data)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Loss attributable to Lee Enterprises, Incorporated:	(2,148)	(12,511)	(7,759)	(29,259)
Weighted average common shares	13,898	6,217	10,036	6,207
Less weighted average restricted common shares	(137)	(185)	(138)	(198)
Basic average common shares	13,761	6,032	9,898	6,009
Dilutive restricted common shares	—	—	—	—
Diluted average common shares	13,761	6,032	9,898	6,009
Loss per common share:
Basic	(0.16)	(2.07)	(0.78)	(4.87)
Diluted	(0.16)	(2.07)	(0.78)	(4.87)
For the three and six months ended March 29, 2026 and March 30, 2025, no shares were considered in the computation of diluted earnings per common share because we recorded net losses. The increase in weighted common shares is due to shares issued for the Private Placement on February 5, 2026 described in Note 2.
Rights Agreement
On March 28, 2024, our Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on March 28, 2024, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on April 8, 2024, for each share of our Common Stock outstanding to the stockholders of record on that date. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Convertible Preferred Stock, without par value (the “Preferred Shares”), of the Company at a price of $90.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. On February 4, 2026, in connection with the closing of the Private Placement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026 causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated. See Note 2 for additional information related to the Private Placement.
11     CYBERSECURITY INCIDENT
On February 3, 2025, we experienced a cybersecurity incident that disrupted certain IT systems and resulted in unauthorized access to certain files (the “Cyber Incident”). We activated our incident-response plan, engaged third-party cybersecurity experts, notified law enforcement, and offered identity-protection services to affected customers and subscribers. The Cyber Incident adversely affected fiscal 2025 operating results; however, the incremental impact on revenues and certain operating expenses is not reasonably separable from other business factors. The incident remains under legal and forensic review, and we continue to implement security enhancements. We maintain cyber insurance with a $0.5 million deductible.

Since the incident, we have incurred $10.5 million in cash flow losses attributable to the cyber incident, which have been submitted for recovery to our insurance providers. Approximately $3.7 million of incurred expenses and $2.0 million of reimbursements were recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss during the year ended September 28, 2025. For the six months ended March 29, 2026, we have received $0.8 million of reimbursements, which are presented as a reduction of related costs within “Restructuring and other” and $5.8 million in business interruption reimbursements that were recorded on a separate line within "Operating Expenses".

12    COMMITMENTS AND CONTINGENT LIABILITIES
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
Fetes et al. v. Lee Enterprises. Incorporated (Cyber Incident). On June 12, 2025, Sarah Fetes filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging claims arising out of a February 2025 cybersecurity incident, during which a third-party threat actor potentially accessed personal information of past and present Company employees existing on Company systems. Fetes and five additional named Plaintiffs filed a Consolidated Complaint on August 11, 2025. Plaintiffs allege that we failed to properly secure and safeguard personally identifiable information collected as part of our regular business practices. Plaintiffs sought damages for invasion of privacy and misuse of the compromised data, on behalf of themselves and a class consisting of approximately 39,700 individuals who received data breach notifications. This claim was submitted for coverage under our media insurance policy. The parties have reached a tentative settlement, all of which will be paid by our insurance carriers, in an amount that will be publicly disclosed through the court process. The settlement is subject to required court approval and open to objection by class members. We anticipate final approval of the settlement by August 2026. The probable settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of March 29, 2026.
Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against us for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between Lee and Lineup for the purchase and installation of software. The suit claims $7.0 million in damages for failure to pay owed amounts, attorneys fees and interest. We filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Lineup filed a Motion for Judgment on the Pleadings for various counts and oral arguments were heard by the Court on the Motion for Judgment on the Pleadings on January 16, 2026. The Court rendered an opinion in favor of defendants denying the motion. Discovery is ongoing in this case and the outcome is uncertain at this time.
13    SUBSEQUENT EVENT
On April 23, 2026, the Board of Directors appointed Nathan E. Bekke as President and Chief Executive Officer of the Company and Joshua P. Rinehults as Vice President, Chief Financial Officer and Treasurer.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three and six months ended March 29, 2026. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2025 Annual Report on Form 10-K. Share and dollar amounts are presented on an actual basis unless otherwise noted.

EXECUTIVE OVERVIEW
QUARTERLY RESULTS OF OPERATIONS
For the three months ended March 29, 2026, our total operating revenue was $122.0 million, down 11.2% from the three months ended March 30, 2025. Total Digital Revenue was $67.8 million and represented 55.6% of our total operating revenue. Total Print Revenue was $54.2 million, a 16.4% decrease to the three months ended March 30, 2025. Our digital-only subscription business totaled $22.3 million in the quarter. The year-over-year revenue decline of 6.3% is driven by lasting impact from last year's Cyber Incident and accelerated churn following inflationary surcharges implemented in the prior fiscal year. Another key piece of our digital business, Amplified Digital® agency revenue totaled $22.8 million in the quarter.
Total operating expenses were $114.4 million, a 20.0% decrease in the three months ended March 29, 2026, compared to the three months ended March 30, 2025. The decrease reflects continued disciplined cost management, the absence of prior-year Cyber Incident response costs, and $3.8 million of business interruption insurance recoveries recognized in the current quarter. See Note 11. Cash Costs of $112.0 million, a non-GAAP financial measure used to summarize certain operating expenses (see reconciliation of non-GAAP financial measures below), were down 14.6% in the three months ended March 29, 2026, reflecting continued disciplined cost management.
Net loss totaled $1.7 million, an 85.8% improvement compared to a net loss of $12.0 million in the prior-year period. Adjusted EBITDA (a non-GAAP financial measure) totaled $15.1 million, a 94.7% increase over the prior-year period. The improvements reflect the cost actions and business interruption insurance recoveries described above and the non-recurrence of prior-year Cyber Incident costs.
Cash on the balance sheet totaled $53.3 million including the net proceeds from the February 5, 2026 Private Placement. Debt, net of cash on the balance sheet, totaled $402.2 million. As discussed above, with the execution of the Private Placement, the applicable margin on our 25-year term loan was reduced from 9.00% to 5.00% for a period of five years. Together, the Private Placement proceeds, the reduction in our applicable interest rate margin, and continued cost discipline have strengthened our liquidity and financial flexibility as we execute our digital-first growth strategy.
RECENT DEVELOPMENTS

PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS

Private Placement Agreement

During the three months ended March 29, 2026, we issued an aggregate of 16,000,000 shares of Common Stock, consisting of 15,384,615 shares of Common Stock to certain investors and 615,385 shares of Common Stock to service providers as reimbursement for certain expenses incurred by certain investors, at a price of $3.25 per share through the Private Placement. The aggregate gross proceeds from the Private Placement were $50.0 million, before deducting offering expenses. Further, in connection with the closing, we amended our Certificate of Incorporation, increasing the number of authorized shares from 12,000,000 to 40,000,000.

Registration Rights Agreement and Amendment

At the closing of the Private Placement on February 5, 2026, we entered into a registration rights agreement pursuant to which we will agree to provide certain customary registration rights, including the registration of the Shares for resale. We filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the resale by the investors of their shares on March 6, 2026.

On February 4, 2026, in connection with the closing of the Private Placement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026, causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated. See Note 2 of the unaudited condensed consolidated financial statements for additional discussion.

Credit Agreement Amendment

Concurrently with the execution of the Private Placement agreement, we entered into the Second Amendment to Credit Agreement. The amendments became operative concurrently with the closing. The amendments include among other things, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of five years following the closing and amending the definition of “Excess Cash Flow” such that any cash-on-hand balance above $64.0 million held by us would be deemed Excess Cash Flow for a period of five years. These amendments were treated as modifications to the existing Credit Agreement.

PRESIDENT AND CHIEF EXECUTIVE OFFICER TRANSITION

Also, concurrently with the closing of the Private Placement on February 5, 2026, Kevin Mowbray, our previous President and Chief Executive Officer, entered into an agreement to voluntarily retire from his positions at the Company and its subsidiaries and affiliates. Nathan Bekke, our previous Chief Operating Officer, assumed the role of President and Interim Chief Executive Officer. On April 23, 2026, the Board of Directors appointed Mr. Bekke as President and Chief Executive Officer of the Company.

VICE PRESIDENT, CHIEF FINANCIAL OFFICER TRANSITION

On November 17, 2025, Timothy R. Millage resigned from his position as Vice President, Chief Financial Officer, effective February 3, 2026. Josh Rinehults was appointed Vice President, Interim Chief Financial Officer and Treasurer, effective February 3, 2026. On April 23, 2026, the Board appointed Mr. Rinehults as Vice President, Chief Financial Officer and Treasurer.
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

RESULTS OF OPERATIONS
Three Months Ended
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 29, 2026	March 30, 2025	Percent Change

Operating revenue:
Print advertising revenue	14,274	16,532	(13.7)%
Digital advertising revenue	40,693	43,941	(7.4)%
Advertising and marketing services revenue	54,967	60,473	(9.1)%
Print subscription revenue	32,902	41,079	(19.9)%
Digital subscription revenue	22,279	23,789	(6.3)%
Subscription revenue	55,181	64,868	(14.9)%
Print other revenue	7,032	7,213	(2.5)%
Digital other revenue	4,784	4,826	(0.9)%
Other revenue	11,816	12,039	(1.9)%
Total operating revenue	121,964	137,380	(11.2)%
Operating expenses:
Compensation	46,745	56,659	(17.5)%
Newsprint and ink	2,520	3,111	(19.0)%
Other operating expenses	62,750	71,455	(12.2)%
Insurance proceeds	(3,840)	—	100.0%
Depreciation and amortization	3,515	5,171	(32.0)%
(Gain) loss on asset sales, impairments and other, net	(900)	126	***
Restructuring costs and other	3,640	6,516	(44.1)%
Total operating expenses	114,430	143,038	(20.0)%
Equity in earnings of associated companies	1,008	1,155	(12.7)%
Operating income (loss)	8,542	(4,503)	***
Non-operating income (expense):
Interest expense	(7,629)	(9,950)	(23.3)%
Pension and other post employment benefits ("OPEB") related and other, net	826	658	25.5%
Total non-operating expense, net	(6,803)	(9,292)	(26.8)%
Income (loss) before income taxes	1,739	(13,795)	***
Income tax expense (benefit)	3,448	(1,780)	***
Net loss	(1,709)	(12,015)	(85.8)%

Loss per common share:
Basic	(0.16)	(2.07)	(92.5)%
Diluted	(0.16)	(2.07)	(92.5)%

*** Indicates an absolute value percentage change greater than 100.

Quarterly Results of Operations
Operating Revenue
Total operating revenue was $122.0 million in the three months ended March 29, 2026, down $15.4 million, or 11.2%, compared to the three months ended March 30, 2025.
Advertising and marketing services revenue totaled $55.0 million, down 9.1% in the three months ended March 29, 2026, compared to the prior-year period. Print advertising revenues were $14.3 million, down 13.7% in the three months ended March 29, 2026 compared to the prior-year period related to continued secular declines in demand for print advertising related to the decline in print subscribers by 21.7% compared to the prior-year period. Digital advertising and marketing services revenue totaled $40.7 million, down 7.4% in the three months ended March 29, 2026 compared to the prior-year period. Digital advertising and marketing services represented 74.0% of the three months ended March 29, 2026 total advertising and marketing services revenue, compared to 72.7% in the prior-year period.
Subscription revenue totaled $55.2 million, down 14.9% in the three months ended March 29, 2026 compared to the prior-year period. Declines in volumes, consistent with historical and industry trends, were partially offset by strategic rate increases. Digital-only subscribers decreased 18.8% to 591,000 at March 29, 2026 compared to 728,000 at March 30, 2025. Digital-only subscription revenue declined 6.3% compared to the prior-year period.
Other revenue, which primarily consists of digital services from BLOX Digital of $4.8 million, commercial printing revenue of $3.7 million and third party delivery of $1.4 million, decreased $0.2 million, or 1.9%, in the three months ended March 29, 2026 compared to the prior-year period. Digital services revenue decreased 0.9% in the three months ended March 29, 2026 compared to the prior-year period. Commercial printing revenue decreased 2.4% in the three months ended March 29, 2026 compared to the prior-year period, primarily driven by lower print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $67.8 million, a decrease of 6.6%, in the three months ended March 29, 2026 compared to the prior-year period, and represented 55.6% of our total operating revenue in the three months ended March 29, 2026.
Operating Expenses
Total operating expenses were $114.4 million, a 20.0% decrease in the three months ended March 29, 2026, compared to the three months ended March 30, 2025. The decrease reflects continued disciplined cost management, the absence of prior-year Cyber Incident response costs, and $3.8 million of business interruption insurance recoveries recognized in the current quarter. See Note 11. Cash Costs of $112.0 million, a non-GAAP financial measure used to summarize certain operating expenses (see reconciliation of non-GAAP financial measures below), were down 14.6% in the three months ended March 29, 2026, reflecting continued disciplined cost management.
Compensation expense decreased $9.9 million, or 17.5%, in the three months ended March 29, 2026 compared to the prior-year period. The decrease reflects continued headcount reductions as we execute our digital transformation strategy.
Newsprint and ink costs decreased $0.6 million, or 19.0%, in the three months ended March 29, 2026 compared to the prior-year period. The decrease is attributable to lower print volumes, consistent with continued secular declines in demand for print.
Other operating expenses decreased $8.7 million, or 12.2%, in the three months ended March 29, 2026 compared to the prior-year period. Other operating expenses include all operating costs not considered to be compensation, newsprint, insurance proceeds, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses.

Insurance proceeds were a net gain of $3.8 million in the three months ended March 29, 2026 which represent business interruption insurance recoveries recognized in the current quarter related to the prior-year Cyber Incident. See Note 11.
Restructuring costs and other decreased $2.9 million, or 44.1% in the three months ended March 29, 2026, compared to the prior-year period due primarily to $1.9 million of expenses related to the Cyber incident included in the prior year and current year reimbursements of $0.8 million.
Depreciation and amortization expense decreased $1.7 million, or 32.0%, in the three months ended March 29, 2026. This decrease is attributable to assets being fully depreciated or amortized.
(Gain) loss on asset sales, impairments and other, net, was a net gain of $0.9 million in the three months ended March 29, 2026 compared to a net loss of $0.1 million in the prior-year period. The gain in 2026 was primarily related to the sale of two properties.
Operating income of $8.5 million, increased $13.0 million in the three months ended March 29, 2026 compared to an operating loss of $4.5 million in the prior-year period. This increase is related to decreases in compensation expense and other operating expenses which includes $3.8 million in business interruption reimbursements in the current year period.
Non-operating Income and Expense
Non-operating income and expense decreased by $2.5 million, or 26.8% in the three months ended March 29, 2026 compared to the prior-year period. The decrease is primarily driven by a decrease in interest expense related to the rate reduction on our debt described in Note 7. Our weighted average cost of debt was 8.0% and 9.0% as of the three months ended March 29, 2026 and the three months ended March 30, 2025.
Income Tax Expense/Benefit
We recorded an income tax expense of $3.4 million in the three months ended March 29, 2026 compared to an income tax benefit of $1.8 million in the prior-year period. The increase in income tax expense for the current period is mainly due to a higher valuation allowance related to additional interest expense carryforwards that are not expected to be fully realized.
Net loss and Loss Per Share
Net loss was $1.7 million and diluted loss per share was $0.16 for the three months ended March 29, 2026 compared to net loss of $12.0 million and diluted losses per share of $2.07 for the prior-year period. The improvement reflects the cost reduction actions, the non-recurrence of prior-year Cyber Incident costs, and business interruption insurance recoveries discussed above.

Six Months Ended
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	March 29, 2026	March 30, 2025	Percent Change

Operating revenue:
Print advertising revenue	31,465	36,393	(13.5)%
Digital advertising revenue	83,488	90,670	(7.9)%
Advertising and marketing services revenue	114,953	127,063	(9.5)%
Print subscription revenue	67,898	84,511	(19.7)%
Digital subscription revenue	44,985	45,354	(0.8)%
Subscription revenue	112,883	129,865	(13.1)%
Print other revenue	14,578	15,101	(3.5)%
Digital other revenue	9,612	9,913	(3.0)%
Other revenue	24,190	25,014	(3.3)%
Total operating revenue	252,026	281,942	(10.6)%
Operating expenses:
Compensation	96,178	116,913	(17.7)%
Newsprint and ink	5,483	6,727	(18.5)%
Other operating expenses	131,564	146,135	(10.0)%
Insurance proceeds	(5,840)	—	100.0%
Depreciation and amortization	7,094	11,436	(38.0)%
Gain on asset sales, impairments and other, net	(903)	(803)	12.5%
Restructuring costs and other	6,788	11,666	(41.8)%
Total operating expenses	240,364	292,074	(17.7)%
Equity in earnings of associated companies	2,088	2,277	(8.3)%
Operating (loss) income	13,750	(7,855)	***
Non-operating income (expense):
Interest expense	(17,877)	(20,232)	(11.6)%
Pension and other post employment benefits ("OPEB") related and other, net	1,671	1,311	27.5%
Total non-operating expense, net	(16,206)	(18,921)	(14.3)%
Loss before income taxes	(2,456)	(26,776)	(90.8)%
Income tax expense	4,379	1,463	***
Net loss	(6,835)	(28,239)	(75.8)%

Loss per common share:
Basic	(0.78)	(4.87)	(83.9)%
Diluted	(0.78)	(4.87)	(83.9)%
*** Indicates an absolute value percentage change greater than 100.
Operating Revenue
Total operating revenue was $252.0 million, down $29.9 million, or 10.6% in the six months ended March 29, 2026 compared to the six months ended March 30, 2025.

Advertising and marketing services revenue totaled $115.0 million, down 9.5% in the six months ended March 29, 2026 compared to the prior-year period. Print advertising revenues were $31.5 million, down 13.5% in the six months ended March 29, 2026 compared to the prior-year period driven by continued secular declines and elimination of unprofitable print products. Digital advertising and marketing services totaled $83.5 million, down 7.9% in the six months ended March 29, 2026 compared to the prior-year period. Digital advertising and marketing services represented 72.6% of the six months ended March 29, 2026 total advertising and marketing services revenue, compared to 71.4% in the prior-year period.
Subscription revenue totaled $112.9 million, down 13.1% in the six months ended March 29, 2026 compared to the prior-year period. Declines in volumes, consistent with historical and industry trends, were partially offset by strategic rate increases. Digital-only subscribers decreased 18.8% to 591,000 as March 29, 2026. Digital-only subscription revenue declined 0.8% compared to the prior-year period.
Other revenue, which primarily consists of digital services from BLOX Digital of $9.6 million, commercial printing revenue of $7.6 million and third party delivery of $3.1 million, decreased $0.8 million, or 3.3%, in the six months ended March 29, 2026 compared to the prior-year period. Digital services revenue decreased by 3.0% in the six months ended March 29, 2026 compared to the prior-year period. Commercial printing revenue decreased 4.1% in the six months ended March 29, 2026 compared to the prior-year period, primarily driven by lower print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $138.1 million, a decrease of 5.4% in the six months ended March 29, 2026 over the prior-year period, and represented 54.8% of our total operating revenue in the six months ended March 29, 2026
Operating Expenses
Total operating expenses were $240.4 million, a 17.7% decrease in the six months ended March 29, 2026, compared to the six months ended March 30, 2025. The decrease reflects continued disciplined cost management, the absence of prior-year Cyber Incident response costs, and $5.8 million of business interruption insurance recoveries recognized in the current period. See Note 11. Cash Costs of $233.2 million, a non-GAAP financial measure used to summarize certain operating expenses (see reconciliation of non-GAAP financial measures below), were down 13.5% in the six months ended March 29, 2026, reflecting continued disciplined cost management.
Compensation expense decreased $20.7 million, or 17.7% in the six months ended March 29, 2026 compared to the prior-year period from reductions in full time employees due to continued business transformation efforts.
Newsprint and ink costs decreased $1.2 million, or 18.5% in the six months ended March 29, 2026, compared to the prior-year period. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $14.6 million, or 10.0%, in the six months ended March 29, 2026 compared to the prior-year period. Other operating expenses include all operating costs not considered to be compensation, newsprint, insurance proceeds, depreciation and amortization, or restructuring costs and assets loss on sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses.
Insurance proceeds were a net gain of $5.8 million in the six months ended March 29, 2026 which represent business interruption insurance recoveries related to the prior-year Cyber Incident. See Note 11.
Restructuring costs and other decreased $4.9 million, or 41.8% in the six months ended March 29, 2026, compared to the six months ended March 30, 2025. The prior year period included $1.9 million of expenses related to the Cyber Incident and costs associated with the shutdown of one of our production facilities.
Depreciation and amortization expense decreased $4.3 million, or 38.0%, in the six months ended March 29, 2026 compared to the prior-year period. The decrease in both is attributable to assets being fully depreciated or amortized.
(Gain) loss on asset sales, impairments and other, net, was $0.9 million in the six months ended March 29, 2026 compared to a net gain of $0.8 million in the prior-year period. Current year gains on sales was related to the sale of two properties.

The factors noted above resulted in an operating income of $13.8 million in the six months ended March 29, 2026 compared to an operating loss of $7.9 million in the prior-year period primarily due to decreases in compensation expense and other operating expenses which includes $5.8 million in business interruption reimbursements.
Non-operating Income and Expense
Non-operating income and expense decreased by $2.7 million, or 14.3% compared to the six months ended March 30, 2025. The decrease is primarily driven by decrease in interest expense related to the rate reduction on our debt described in Note 7. Our weighted average cost of debt was 8.0% and 9.0% at the end of the six months ended March 29, 2026 and the prior-year period.
Income Tax Expense
We recorded an income tax expense of $4.4 million in the six months ended March 29, 2026 compared to $1.5 million in the six months ended March 30, 2025. The increase in income tax expense for the current period is mainly due to a higher valuation allowance related to additional interest expense carryforwards that are not expected to be fully realized.
Net loss and Loss Per Share
Net loss was $6.8 million and diluted loss per share was $0.78 for the six months ended March 29, 2026 compared to net loss of $28.2 million and diluted losses per share of $4.87 for the prior-year period. The change reflects the various items discussed above.

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
Adjusted EBITDA and Cash Costs are reconciled to net loss and operating expenses, below, the closest comparable numbers under GAAP.
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net loss, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Net loss	(1,709)	(12,015)	(6,835)	(28,239)
Adjusted to exclude
Income tax expense (benefit)	3,448	(1,780)	4,379	1,463
Non-operating expenses, net	6,803	9,292	16,206	18,921
Equity in earnings of TNI and MNI	(1,008)	(1,155)	(2,088)	(2,277)
Depreciation and amortization	3,515	5,171	7,094	11,436
Restructuring costs and other	3,640	6,516	6,788	11,666
(Gain) loss on asset sales, impairments and other, net	(900)	126	(903)	(803)
Stock compensation	213	358	541	788
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,123	1,255	2,224	2,422
Adjusted EBITDA	15,125	7,768	27,406	15,377
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Six months ended
(Thousands of Dollars)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Operating expenses	114,430	143,038	240,364	292,074
Adjustments
Depreciation and amortization	3,515	5,171	7,094	11,436
(Gain) loss on asset sales, impairments and other, net	(900)	126	(903)	(803)
Restructuring costs and other	3,640	6,516	6,788	11,666
Insurance proceeds	(3,840)	—	(5,840)	—
Cash Costs	112,015	131,225	233,225	269,775
LIQUIDITY AND CAPITAL RESOURCES
A summary of our cash flows is included in the narrative below.

Operating Activities
Cash used in operating activities totaled $1.8 million in the six months ended March 29, 2026 down $6.4 million compared to cash used in operating activities of $8.1 million in the six months ended March 30, 2025. The improvement was primarily driven by an increase in operating results of $7.8 million (defined as net loss adjusted for non-working capital items) offset primarily by a decrease in working capital of $1.5 million. The decrease in working capital is primarily related to higher payments related to the Private Placement expenses offset by improved accounts receivable driven by lower revenue in the period.
Investing Activities
Cash used in investing activities totaled $0.3 million in the six months ended March 29, 2026 compared to cash provided by investing activities of $3.2 million in the six months ended March 30, 2025. The six months ended March 30, 2025 included $6.1 million in proceeds from the sale of assets as we divested non-core real estate compared to only $1.1 million in asset sale proceeds in the current period.
Financing Activities
Cash provided by financing activities was $45.3 million for the six months ended March 29, 2026 from net Private Placement proceeds described in Note 2.
Additional Information on Liquidity
PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS
As discussed in Note 2, we issued an aggregate of 16,000,000 shares of our Common Stock in a Private Placement at a price of $3.25 per share, consisting of 15,384,615 shares issued to certain investors and 615,385 shares issued to service providers as reimbursement for certain expenses incurred by such investors. The aggregate gross proceeds from the Private Placement were $50.0 million, before deducting offering expenses. Additionally, concurrently with the execution of the Private Placement, we entered into the Second Amendment to Credit Agreement. The amendments include, among other items, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of five years following the closing and amending the definition of “Excess Cash Flow” such that any cash on hand balance held by us above $64.0 million will be deemed Excess Cash Flow for a five year period following the closing.

As of March 29, 2026, our liquidity, consisting of cash on hand, was $53.3 million. For the six months ended March 29, 2026, net cash used in operating activities was $1.8 million, down from $8.1 million used in the six months ended March 30, 2025. This increase is primarily attributable to the improved operating results and working capital management compared to the prior-year period.

The current operating environment, expenditures related to our business transformation initiatives, and the impacts of the Cyber Incident have adversely affected our net cash flows and placed pressure on our liquidity. However, we believe that cash generated from operating activities, along with the proceeds from the Private Placement financing will be sufficient to fund our operations and meet our obligations for at least the next 12 months from the date of this filing.
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
Item 3.    Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 29, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Fetes et al. v. Lee Enterprises. Incorporated (Cyber Incident). On June 12, 2025, Sarah Fetes filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging claims arising out of a February 2025 cybersecurity incident, during which a third-party threat actor potentially accessed personal information of past and present Company employees existing on Company systems. Fetes and five additional named Plaintiffs filed a Consolidated Complaint on August 11, 2025. Plaintiffs allege that we failed to properly secure and safeguard personally identifiable information collected as part of our regular business practices. Plaintiffs sought damages for invasion of privacy and misuse of the compromised data, on behalf of themselves and a class consisting of approximately 39,700 individuals who received data breach notifications. This claim was submitted for coverage under our media insurance policy. The parties have reached a tentative settlement, all of which will be paid by our insurance carriers, in an amount that will be publicly disclosed through the court process. The settlement is subject to required court approval and open to objection by class members. We anticipate final approval of the settlement by August 2026. The probable settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of March 29, 2026.
Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against us for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between Lee and Lineup for the purchase and installation of software. The suit claims $7.0 million in damages for failure to pay owed amounts, attorneys fees and interest. We filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Lineup filed a Motion for Judgment on the Pleadings for various counts and oral arguments were heard by the Court on the Motion for Judgment on the Pleadings on January 16, 2026. The Court rendered an opinion in favor of defendant denying the motion. Discovery is ongoing in this case and the outcome is uncertain at this time.

Item 1a. Risk Factors
Our status as a “controlled company” will concentrate control with our majority owner and may limit your ability to influence corporate matters and result in corporate governance that differs from that of other public companies.

As of March 13, 2026, David H. Hoffmann, our Chairman of the Board, beneficially owns 53.5% of the aggregate voting power of our outstanding capital stock.
As a result, we will be a “controlled company” under the corporate-governance standards of The Nasdaq Stock Market LLC (“Nasdaq”) for so long as more than 50% of the voting power of our outstanding capital stock is held by Mr. Hoffmann. We will effectively be a closely held corporation with a single stockholder (together with his affiliates) exercising substantial control over our affairs. Under Nasdaq rules applicable to controlled companies, we are permitted to rely on certain exemptions from Nasdaq’s corporate-governance requirements, including exemptions from the requirements that a majority of our Board be independent and that our compensation and nominating and corporate-governance committees be composed entirely of independent directors. Although we do not currently intend to rely on these exemptions, we could elect to do so in the future. If we rely on one or more of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate-governance requirements.
Even if we do not rely on the controlled-company exemptions, the concentration of voting power with Mr. Hoffmann will allow him to exert significant influence over all matters submitted to a vote of our stockholders, including the election and removal of directors, amendments to our organizational documents, mergers and asset sales, and other significant corporate transactions. Mr. Hoffmann's interests may conflict with, and may not always be aligned with, those of our other stockholders. For example, they may be more focused on long-term strategic objectives, liquidity for his own holdings, tax or estate-planning considerations or other factors than maximizing short-term stock price performance.
This concentrated control could discourage, delay, or prevent a change of control that stockholders may consider favorable, limit your ability to influence our corporate policies and adversely affect the market price and liquidity of our common stock. Investors who do not agree with the decisions of our controlling stockholder will be limited in their ability to change our management or strategy.
Item 5. Other Information
Insider Trading Arrangement
On March 13, 2026, Mr. David Hoffmann, the Company's Chairman of the Board, adopted a 10b5-1 Plan. Mr. Hoffmann’s 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). Trades under Mr. Hoffmann’s 10b5-1 Plan are subject to the required “cooling-off period” with the estimated first sale date under Mr. Hoffmann’s 10b5-1 Plan to occur not before June 12, 2026. Mr. Hoffmann’s 10b5-1 Plan expires on June 12, 2027. The 10b5-1 Plan governs Mr. Hoffmann’s purchase of 242,991 shares of the Company's Common Stock. Transactions under the 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.
Cybersecurity Incident
On February 3, 2025, we experienced a cybersecurity incident that disrupted certain IT systems and resulted in unauthorized access to certain files (the “Cyber Incident”). We activated our incident-response plan, engaged third-party cybersecurity experts, notified law enforcement, and offered identity-protection services to affected customers and subscribers. The Cyber Incident adversely affected fiscal 2025 operating results; however, the incremental impact on revenues and certain operating expenses is not reasonably separable from other business factors. The incident remains under legal and forensic review, and we continue to implement security enhancements. We maintain cyber insurance with a $0.5 million deductible.
Since the incident, we have incurred $10.5 million in cash flow losses attributable to the cyber incident, which have been submitted for recovery to our insurance providers. Approximately $3.7 million of incurred expenses and $2.0 million of reimbursements were recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss during the year ended September 28, 2025. For the six months ended March 29, 2026, we have received $0.8 million of reimbursements, which are presented as a reduction of related costs within “Restructuring and other” and $5.8 million in business interruption reimbursements that were recorded on a separate line within "Operating Expenses".
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

10.5*
Executive Separation and Transition Agreement, dated as of November 21, 2025, by and between the Company and Timothy R. Millage (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 10-Q for the Quarter Ended December 28, 2025).

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

LEE ENTERPRISES, INCORPORATED

/s/ Joshua P. Rinehults	May 8, 2026
Joshua P. Rinehults
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)