Form 10-Q
period 2026-06-28
LEE ENTERPRISES, Inc
filed 2026-08-07
CIK 58361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
As of July 31, 2026, 22,292,044 shares of Common Stock of the Registrant were outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
LEE ENTERPRISES, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Thousands of Dollars)	June 28, 2026	September 28, 2025

ASSETS

Current assets:
Cash and cash equivalents	59,428	9,989
Accounts receivable, net	44,925	54,613
Inventories	5,855	4,696
Prepaid and other current assets	10,907	20,145
Total current assets	121,115	89,443
Investments:
Associated companies	27,273	27,070
Other	6,256	6,118
Total investments	33,529	33,188
Property and equipment:
Land and improvements	5,746	5,782
Buildings and improvements	64,676	64,880
Equipment	186,881	191,594
Construction in process	2,753	5,530
	260,056	267,786
Less accumulated depreciation	227,545	232,225
Property and equipment, net	32,511	35,561
Operating lease right-of-use assets	19,989	25,155
Goodwill	323,858	323,858
Other intangible assets, net	46,612	51,926
Pension plan assets, net	12,277	10,828
Medical plan assets, net	24,139	22,407
Other	10,571	9,363
Total assets	624,601	601,729
The accompanying Notes are an integral part of the Consolidated Financial Statements.

	(Unaudited)
(Thousands of Dollars and Shares, Except Per Share Data)	June 28, 2026	September 28, 2025

LIABILITIES AND EQUITY

Current liabilities:
Current portion of lease liabilities	6,611	7,301
Accounts payable	45,595	41,715
Compensation and other accrued liabilities	26,741	37,862
Unearned revenue	24,858	26,478
Total current liabilities	103,805	113,356
Long-term debt, net of current maturities	454,715	455,469
Operating lease liabilities	13,970	18,810
Pension obligations	463	508
Postretirement and postemployment benefit obligations	5,053	5,103
Deferred income taxes	22,029	22,477
Income taxes payable	3,326	3,161
Withdrawal liabilities and other	21,201	23,804
Total liabilities	624,562	642,688
Equity:
Stockholders' equity (deficit):
Serial convertible preferred stock, no par value; authorized 500 shares; none issued	—	—
Common Stock, $0.01 par value; authorized 40,000 shares; issued and outstanding:	223	63
June 28, 2026; 22,292 shares; $0.01 par value
September 28, 2025; 6,263 shares; $0.01 par value
Additional paid-in capital	309,571	263,812
Accumulated deficit	(333,018)	(329,934)
Accumulated other comprehensive income	20,984	22,753
Total Lee Enterprises, Inc. stockholders' deficit	(2,240)	(43,306)
Non-controlling interests	2,279	2,347
Total equity (deficit)	39	(40,959)
Total liabilities and stockholder's equity (deficit)	624,601	601,729
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
(Thousands of Dollars, Except Per Common Share Data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Operating revenue:
Advertising and marketing services	59,324	66,571	174,277	193,633
Subscription	54,747	61,558	167,630	191,423
Other	11,899	13,165	36,089	38,179
Total operating revenue	125,970	141,294	377,996	423,235
Operating expenses:
Compensation	44,810	47,436	140,989	164,349
Newsprint and ink	2,521	3,268	8,005	9,996
Other operating expenses	62,076	77,252	193,640	223,387
Insurance proceeds	(560)	—	(6,401)	—
Depreciation and amortization	3,527	3,783	10,621	15,218
Gain on asset sales, impairments and other, net	(73)	(1,562)	(976)	(2,365)
Restructuring costs and other	5,959	7,141	12,746	18,806
Total operating expenses	118,260	137,318	358,624	429,391
Equity in earnings of associated companies	922	686	3,010	2,963
Operating income (loss)	8,632	4,662	22,382	(3,193)
Non-operating (expense) income:
Interest expense	(5,558)	(10,132)	(23,435)	(30,365)
Pension and other post employment benefits ("OPEB") related and other, net	1,169	1,050	2,840	2,362
Settlement gain	2,330	—	2,330	—
Total non-operating expense, net	(2,059)	(9,082)	(18,265)	(28,003)
Income (loss) before income taxes	6,573	(4,420)	4,117	(31,196)
Income tax expense (benefit)	1,400	(2,744)	5,779	(1,281)
Net income (loss)	5,173	(1,676)	(1,662)	(29,915)
Net income attributable to non-controlling interests	(498)	(244)	(1,423)	(1,264)
Income (loss) attributable to Lee Enterprises, Incorporated	4,675	(1,920)	(3,085)	(31,179)
Other comprehensive loss, net of income taxes	(1,611)	(115)	(1,769)	(230)
Comprehensive income (loss) attributable to Lee Enterprises, Incorporated	3,064	(2,035)	(4,854)	(31,409)
Earnings (loss) per common share:
Basic:	0.21	(0.31)	(0.22)	(5.16)
Diluted:	0.21	(0.31)	(0.22)	(5.16)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 28, 2025	(329,934)	63	263,812	22,753	2,347	(40,959)
Shares redeemed	—	(1)	(73)	—	—	(74)
Loss attributable to Lee Enterprises, Incorporated	(5,611)	—	—	—	485	(5,126)
Stock compensation	—	—	328	—	—	328
Other comprehensive loss	—	—	—	(104)	—	(104)
Deferred income taxes, net	—	—	—	25	—	25
Distributions to minority owners	—	—	—	—	(530)	(530)
December 28, 2025	(335,545)	62	264,067	22,674	2,302	(46,440)

Shares redeemed	—	—	(66)	—	—	(66)
Loss attributable to Lee Enterprises, Incorporated	(2,148)	—	—	—	439	(1,709)
Private Placement proceeds		161	45,176			45,337
Stock compensation	—	—	213	—	—	213
Other comprehensive loss	—	—	—	(104)	—	(104)
Deferred income taxes, net	—	—	—	25	—	25
Distributions to minority owners	—	—	—	—	(431)	(431)
March 29, 2026	(337,693)	223	309,390	22,595	2,310	(3,175)

Shares issued	—	—	—	—	—	—
Income attributable to Lee Enterprises, Incorporated	4,675	—	—	—	498	5,173
Stock compensation	—	—	181	—	—	181
Other comprehensive loss	—	—	—	(1,966)		(1,966)
Deferred income taxes, net	—	—	—	355	—	355
Distributions to minority owners	—	—	—	—	(529)	(529)
June 28, 2026	(333,018)	223	309,571	20,984	2,279	39

(Thousands of Dollars)	Accumulated Deficit	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Non-Controlling Interests:	Total

September 29, 2024	(292,341)	62	262,470	19,920	2,555	(7,334)
Shares redeemed	—	—	(331)	—	—	(331)
Loss attributable to Lee Enterprises, Incorporated	(16,748)	—	—	—	524	(16,224)
Stock compensation	—	—	430	—	—	430
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(603)	(603)
December 29, 2024	(309,089)	62	262,569	19,805	2,476	(24,177)

Loss attributable to Lee Enterprises, Incorporated	(12,511)	—	—	—	496	(12,015)
Stock compensation	—	—	358	—	—	358
Other comprehensive loss	—	—	—	(152)	—	(152)
Deferred income taxes, net	—	—	—	37	—	37
Distributions to minority owners	—	—	—	—	(149)	(149)
March 30, 2025	(321,600)	62	262,927	19,690	2,823	(36,098)

Shares issued (redeemed)	—	1	(84)	—	—	(83)
Loss attributable to Lee Enterprises, Incorporated	(1,920)	—	—	—	244	(1,676)
Stock compensation	—	—	540	—	—	540
Other comprehensive loss	—	—	—	(151)	—	(151)
Deferred income taxes, net	—	—	—	36	—	36
Distributions to minority owners	—	—	—	—	(765)	(765)
June 29, 2025	(323,520)	63	263,383	19,575	2,302	(38,197)
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025

Cash (required for) provided by operating activities:
Net loss	(1,662)	(29,915)
Adjustments to reconcile net loss to net cash provided by (required for) operating activities:
Depreciation and amortization	10,621	15,218
Bad debt expense	7,343	10,853
Settlement gain	(2,330)	—
Stock compensation expense	722	1,328
Gain on asset sales, impairments and other, net	(976)	(2,365)
Earnings, net of distributions, deemed returns on investment of TNI and MNI	(217)	304
Non-cash interest	—	10,118
Deferred income taxes	(43)	(273)
Other, net	(1,491)	(1,518)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	2,345	(7,628)
(Increase) decrease in inventories and other	(382)	419
(Decrease) increase in accounts payable, unearned revenue, other accrued liabilities and other working capital items	(3,263)	7,749
Decrease in pension and other postretirement and postemployment benefit obligations	(3,120)	(3,033)
Change in income taxes payable	165	830
Other	(1,573)	(1,322)
Net cash provided by operating activities	6,139	765
Cash (required for) provided by investing activities:
Purchases of property and equipment	(2,407)	(3,539)
Proceeds from sales of assets	1,124	8,673
Net cash (required for) provided by investing activities	(1,283)	5,134
Cash provided by (required for) financing activities:
Principal payments on long-term debt	(753)	(1,372)
Costs of Private Placement of common stock	(4,664)	—
Private Placement proceeds	50,000	—
Net cash provided by (required for) financing activities	44,583	(1,372)
Net increase in cash and cash equivalents	49,439	4,527
Cash and cash equivalents:
Beginning of period	9,989	9,598
End of period	59,428	14,125
The accompanying Notes are an integral part of the Consolidated Financial Statements.

LEE ENTERPRISES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Lee Enterprises, Incorporated and its subsidiaries (the “Company”) as of June 28, 2026, and our results of operations and cash flows for the periods presented. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2025 Annual Report on Form 10-K.
Our fiscal year ends on the last Sunday in September. Fiscal year 2026 ends September 27, 2026, and fiscal year 2025 ended September 28, 2025. Fiscal years 2026 and 2025 include 52 weeks of operations. Because of seasonal and other factors, the results of operations for the three and nine months ended June 28, 2026, are not necessarily indicative of the results to be expected for the full year.
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
New accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances annual income tax disclosures by requiring additional disaggregated information about the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. We will adopt this guidance for our annual consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, and in January 2025 issued ASU 2025-01 to clarify the effective date. The guidance requires additional disaggregation of certain expense captions presented on the statement of operations. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We expect to enhance our expense disclosures upon adoption.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies the accounting acquirer guidance for certain VIE transactions. The guidance is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. We are evaluating the guidance and do not expect it to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. The guidance is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. We are evaluating the guidance and do not expect it to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments clarify the accounting for internal-use software and provide targeted improvements to the capitalization guidance. The ASU is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the guidance and assessing the impact on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the organization and navigability of interim reporting guidance and clarifies when such guidance applies. The amendments are not intended to significantly change interim reporting or expand or reduce current interim disclosure requirements. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027. We are evaluating the guidance and do not expect it to fundamentally change our interim reporting.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections, clarifications and other incremental improvements to U.S. GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. We are evaluating the guidance and assessing the impact on our consolidated financial statements.
2 AGREEMENT WITH HOFFMANN MEDIA GROUP ("HMG")
On May 14, 2026, we entered into a five-year management agreement with HMG, effective June 1, 2026, under which we manage certain HMG-owned newspaper publications and related digital properties. HMG is owned by David H. Hoffmann, our Chairman and majority shareholder ("Mr. Hoffmann").

Under the agreement, we receive a fixed management fee of $135,000 per fiscal quarter, a variable fee based on the EBITDA of certain acquired publications, and reimbursement of shared service costs at cost. HMG retains ownership of the publications and all related revenues and remains responsible for working capital and operating obligations.

The agreement was approved by our Board of Directors in accordance with our related-party transaction policies. Mr. Hoffmann recused himself from the Board's review and approval of the agreement.
3 PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS
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
The investors also agreed to a lock-up with respect to the shares for a period of 180 days and standstill period of twelve months, subject to certain exceptions. With respect to the standstill, certain investors are each able to purchase up to 600,000 shares of Common Stock during the standstill period. Since the closing of the Private Placement, Mr. Hoffmann purchased the full 600,000 shares through June 28, 2026 bringing his percentage ownership to 54.5%.
Further, in connection with the closing of the Private Placement, we amended our Certificate of Incorporation, increasing the number of authorized shares from 12,000,000 to 40,000,000.
Registration Rights Agreement
We entered into a registration rights agreement pursuant to which we agreed to provide certain customary registration rights, including the registration of the Shares for resale. We were required to use commercially reasonable efforts to file a registration statement with the Securities and Exchange

Commission covering the resale by the investors of their shares within 60 days following the closing and an S-3 was filed on March 6, 2026.
Financing costs
Costs related to the transaction are $4.7 million and partially offset the Private Placement proceeds of $50.0 million in "Additional Paid-in Capital" on the Consolidated Balance Sheets.
4    REVENUE
The following table presents our revenue disaggregated by source:

	Three months Ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Operating revenue:
Print advertising revenue	14,478	17,474	45,943	53,867
Digital advertising and marketing services revenue	44,846	49,097	128,334	139,766
Advertising and marketing services revenue	59,324	66,571	174,277	193,633
Print subscription revenue	32,918	38,076	100,816	122,587
Digital subscription revenue	21,829	23,482	66,814	68,836
Subscription revenue	54,747	61,558	167,630	191,423
Print other revenue	6,967	7,837	21,545	22,938
Digital other revenue	4,932	5,328	14,544	15,241
Other revenue	11,899	13,165	36,089	38,179
Total operating revenue	125,970	141,294	377,996	423,235
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
Contract Liabilities
Our primary source of unearned revenue is from subscriptions paid in advance of the service provided. We expect to recognize the revenue related to unsatisfied performance obligations over the next twelve months in accordance with the terms of the subscriptions and other contracts with customers. The unearned revenue balances described herein are our only contract liability. Revenue recognized in the nine months ended June 28, 2026, that was included in the contract liability as of September 28, 2025, was $23.6 million.
Accounts receivable, excluding allowance for credit losses, was $48.6 million and $59.4 million as of June 28, 2026, and September 28, 2025, respectively. Allowance for credit losses was $3.7 million and $4.8 million as of June 28, 2026, and September 28, 2025, respectively.
Valuation and qualifying account information related to the allowance for credit losses related to continuing operations is as follows:

(Thousands of Dollars)	June 28, 2026	September 28, 2025

Balance, beginning of period	4,827	6,514
Additions charged to expense	7,343	15,262
Deductions from reserves	(8,470)	(16,949)
Balance, end of period	3,700	4,827
Practical expedients
Sales commissions are expensed as incurred as the associated contractual periods are one year or less. These costs are recorded within "Compensation" on our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The vast majority of our contracts have original expected lengths of one year or less and revenue is earned at a rate and amount that corresponds directly with the value to the customer.

5    INVESTMENTS IN ASSOCIATED COMPANIES
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
Income or loss of TNI (before income taxes) is allocated equally to Star Publishing and Citizen.
Summarized results of TNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Operating revenue	4,524	5,320	14,407	17,609
Operating expenses	3,415	3,764	10,783	13,050
Operating income	1,109	1,556	3,624	4,559
Net income	1,077	1,529	3,916	4,596
Equity in earnings of TNI	539	765	1,958	2,298
TNI makes periodic distributions of its earnings and for the three months ended June 28, 2026 and June 29, 2025, we received $0.7 million and $0.7 million in distributions, respectively. In the nine months ended June 28, 2026 and June 29, 2025, we received $1.7 million and $2.4 million in distributions, respectively.
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
Summarized results of MNI are as follows:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Operating revenue	9,640	9,136	27,945	27,974
Operating expenses, excluding restructuring costs, depreciation and amortization	7,348	7,252	21,218	21,720
Restructuring costs	—	95	34	118
Depreciation and amortization	59	89	178	269
Operating income	2,233	1,700	6,515	5,867
Net income	767	(157)	2,104	1,330
Equity in earnings of MNI	384	(79)	1,052	665
MNI makes periodic distributions of its earnings and in the three months ended June 28, 2026, and June 29, 2025, we received $0.3 million and $0.0 million in distributions, respectively. In the nine months ended June 28, 2026 and June 29, 2025, we received $1.1 million and $0.9 million in distributions, respectively.
6    GOODWILL AND OTHER INTANGIBLE ASSETS
All of our goodwill is attributed to a single reporting unit. Goodwill and identified intangible assets consist of the following:

(Thousands of Dollars)	June 28, 2026	September 28, 2025

Goodwill, beginning of period	323,858	328,040
Allocated to sold operations	—	(4,182)
Goodwill, end of period	323,858	323,858
Non-amortized intangible assets:
Mastheads	3,946	3,946
Amortizable intangible assets:
Customer and newspaper subscriber lists	262,146	262,146
Less accumulated amortization	(219,480)	(214,166)
	42,666	47,980
Total intangibles, net	370,470	375,784
The weighted average amortization period for amortizable assets is approximately nine years.
7    SEGMENTS
We operate as a single operating and reportable segment. The President and Chief Executive Officer (“CEO”) serves as our Chief Operating Decision Maker (“CODM”) and is responsible for evaluating financial performance and allocating resources. The CODM reviews financial information and makes operating decisions on a consolidated basis.
Our operations are organized into Strategic Business Units (“SBUs”) based on market. The SBU’s generally include one or more daily newspapers, several nondaily publications as well as the related digital operations. SBUs are internal, location-based operating components used for management purposes and do not represent separate operating or reportable segments. Separate operating results for each SBU are not reviewed by the CODM when assessing performance or making operating decisions. The CODM reviews our consolidated statements of income (loss) and balance sheets on a monthly basis and makes key decisions regarding resource allocation, including operating expenses and capital expenditures, primarily focusing on consolidated net income (loss) and consolidated total assets. These consolidated statements are used by the CODM to monitor budget versus actual results and evaluate the return on assets.
Significant segment expenses are separately disclosed and presented in the Consolidated Statements of Income (Loss) and Comprehensive Loss. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets. The accounting policies of our operating segment are the same as those described in Note 1.
8    DEBT
We have debt consisting of a single 25-year term loan with BH Finance LLC, with an aggregate principal balance of $454.7 million at an annual fixed rate and maturing on March 16, 2045 (referred to herein as “Credit Agreement” and “Term Loan”). On June 28, 2026, the fair value was $332.5 million, representing a Level 2 fair value measurement, which are fair values estimated using significant other observable inputs.
Concurrently with the execution of the Private Placement agreement discussed in Note 3, we entered into the Second Amendment to Credit Agreement on February 5, 2026. The amendments include,

among other items, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of 5 years following the closing and amending the definition of “Excess Cash Flow” such that the cash-on hand balance greater than $64.0 million held by us will be deemed Excess Cash Flow for a 5 year period following the closing. The interest rate amendment to 5.00% is treated as modification to the existing Credit Agreement.
During the nine months ended June 28, 2026, we had $0.8 million in proceeds that qualified as Net Cash Proceeds, as defined in our Credit Agreement, from asset sales which were applied towards our debt principal. As of June 28, 2026, there was no Excess Cash payment due as we did not generate the defined level of Excess Cash Flow.
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
9    PENSION, POSTRETIREMENT AND POSTEMPLOYMENT DEFINED BENEFIT PLANS
We are the sponsor of one single-employer defined benefit pension plan, the Lee Enterprises, Incorporated Pension Plan ("the Plan"). As previously announced to participants on October 22, 2025, we are executing a strategic termination of our fully funded defined benefit pension Plan, eliminating the long-term volatility tied to interest rate movement, mortality assumptions and asset performance, while preserving participant benefits and improving balance sheet flexibility. We established December 31, 2025 as the termination date of the Plan and have submitted a request for a determination of the Plan's qualified status to the United States Internal Revenue Service. The termination process is ongoing, and we expect to complete it, including the settlement and distribution of Plan assets, in fiscal year 2027.
Additionally, we provide retiree medical and life insurance benefits under postretirement plans at several of our operating locations. In the three months ended June 28, 2026, we irrevocably transferred certain postretirement life insurance obligations under our Postretirement Plans to a third-party insurer. The transaction qualified as a settlement under ASC 715, Compensation—Retirement Benefits and we recognized a settlement gain of approximately $2.3 million, which includes the recognition of the applicable portion of previously deferred actuarial gains associated with the settled obligations. The settlement gain is recorded on a separate line in the Consolidated Statement of Income (Loss).
Through June 28, 2026, our liability and related expense for benefits under the plans are recorded over the service period of employees based upon annual actuarial calculations.

The net periodic pension and postretirement cost (benefit) components for our plans are as follows:

PENSION PLAN	Three months ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Service cost for benefits earned during the period	1	1	3	3
Interest cost on projected benefit obligation	1,977	2,034	5,931	6,103
Expected return on plan assets	(2,467)	(2,319)	(7,400)	(6,956)
Amortization of prior service benefit	212	212	636	636
Net periodic pension benefit	(277)	(72)	(830)	(214)

POSTRETIREMENT MEDICAL PLANS	Three months ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Service cost for benefits earned during the period	—	1	—	2
Interest cost on projected benefit obligation	83	108	250	325
Expected return on plan assets	(391)	(410)	(1,174)	(1,231)
Amortization of net gain	(245)	(292)	(733)	(876)
Amortization of prior service benefit	(71)	(71)	(214)	(214)
Settlement gain	(2,330)	—	(2,330)	—
Net periodic postretirement benefit	(2,954)	(664)	(4,201)	(1,994)
In the nine months ended June 28, 2026 and June 29, 2025, we made no contributions to our pension plans. We have no required contributions to our pension plans for 2026.
Multi-employer Pension Plans
In prior periods, we completed withdrawals from several multi-employer plans. As of June 28, 2026 and September 28, 2025, we had $21.4 million and $22.4 million of accrued withdrawal liabilities. The liabilities reflect the estimated value of payments to the funds, payable over 20 years.
10    INCOME TAXES
We recorded income tax expense of $1.4 million related to income before taxes of $6.6 million for the three months ended June 28, 2026, and income tax expense of $5.8 million related to income before taxes of $4.1 million for the nine months ended June 28, 2026. We recorded an income tax benefit of $2.7 million related to loss before taxes of $4.4 million for the three months ended June 29, 2025, and an income tax benefit of $1.3 million related to loss before income taxes of $31.2 million for the nine months ended June 29, 2025. The effective income tax rate for the three and nine months ended June 28, 2026, was 21.3% and 140.4%, respectively. The effective income tax rate for the three and nine months ended June 29, 2025, was 61.4% and 4.2% respectively.
The primary differences between these rates and the U.S. federal statutory rate of 21% are because of state taxes, non-deductible expenses, increase in valuation allowance, and adjustments to reserves for uncertain tax positions, including any related interest.
We file a consolidated federal tax return, as well as combined and separate tax returns in approximately 34 state and local jurisdictions. We do not currently have any federal or material income tax examinations in progress. Our income tax returns have generally been audited or closed to audit through 2017.

11    EARNINGS (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
(Thousands of Dollars and Shares, Except Per Share Data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Net earnings (loss) attributable to Lee Enterprises, Incorporated:	4,675	(1,920)	(3,085)	(31,179)
Weighted average common shares	22,248	6,232	14,107	6,214
Less weighted average restricted common shares	(16)	(120)	(67)	(171)
Basic average common shares	22,232	6,112	14,040	6,043
Dilutive restricted common shares	54	—	—	—
Diluted average common shares	22,285	6,112	14,040	6,043
Net earnings (loss) per common share:
Basic	0.21	(0.31)	(0.22)	(5.16)
Diluted	0.21	(0.31)	(0.22)	(5.16)
For the three months ended June 28, 2026, 51,000 shares were excluded from the computation of diluted earnings per common share because their effect would have been antidilutive. No shares were considered in the computation of diluted earnings per common share for the three month period ended June 29, 2025 and nine month periods ended June 28, 2026 and June 29, 2025 because we recorded net losses in those periods. The increase in weighted common shares is due to shares issued for the Private Placement on February 5, 2026 described in Note 3.
Rights Agreement
On March 28, 2024, our Board of Directors adopted a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, on March 28, 2024, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”), payable on April 8, 2024, for each share of our Common Stock outstanding to the stockholders of record on that date. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Convertible Preferred Stock, without par value (the “Preferred Shares”), of the Company at a price of $90.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. On February 4, 2026, in connection with the closing of the Private Placement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026 causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated. See Note 3 for additional information related to the Private Placement.
12     CYBERSECURITY INCIDENT
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

Since the incident, we have incurred $10.5 million in cash flow losses attributable to the cyber incident, which have been submitted for recovery to our insurance providers. Approximately $3.7 million of incurred expenses and $2.0 million of business interruption reimbursements were recognized in "Restructuring and Other" in the Consolidated Statements of Loss and Comprehensive Loss during the year ended September 28, 2025. For the nine months ended June 28, 2026, we have received $0.9 million of reimbursements, which are presented as a reduction of related costs within “Restructuring and other” and $6.4 million in business interruption reimbursements that were recorded on a separate line within "Operating Expenses".

13    COMMITMENTS AND CONTINGENT LIABILITIES
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
Stoudemire et al. v. Lee Enterprises, Incorporated (Video Privacy Claim). On December 19, 2022, named Plaintiffs filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging our news websites violate the Video Privacy Protection Act by disclosing to third parties certain data about users’ video-watching habits. In particular, the Complaint alleged the websites use Facebook Pixel, a technology that allegedly links a user’s Facebook profile to videos the user watches on our website. The claimants are asserting class action claims and allege statutory damages of $2,500 per class member, punitive damages, and attorneys’ fees. In July 2023, the Court denied our Motion to Dismiss. This claim was submitted for coverage under our media insurance policy. The parties successfully mediated the case on November 5, 2024, and the court granted final approval of the class action settlement on August 14, 2025. The entire $9.5 million settlement amount was paid by our insurance carriers in October 2025. Payments to class members went out in October 2025. This case is now closed.

Fetes et al. v. Lee Enterprises, Incorporated (Cyber Incident). On June 12, 2025, Sarah Fetes filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging claims arising out of a February 2025 cybersecurity incident, during which a third-party threat actor potentially accessed personal information of past and present Company employees existing on Company systems. Fetes and five additional named Plaintiffs filed a Consolidated Complaint on August 11, 2025. Plaintiffs allege that we failed to properly secure and safeguard personally identifiable information collected as part of our regular business practices. Plaintiffs sought damages for invasion of privacy and misuse of the compromised data, on behalf of themselves and a class consisting of approximately 39,700 individuals who received data breach notifications. This claim was submitted for coverage under our media insurance policy. The parties have reached a tentative settlement, all of which will be paid by our insurance carriers, in an amount that will be publicly disclosed through the court process. The settlement is subject to required court approval and open to objection by class members. We anticipate final approval of the settlement by August 2026. The probable settlement liability and insurance receivable are recorded within “Compensation and other accrued liabilities” and “Prepaids and other” on the Consolidated Balance Sheets as of June 28, 2026.
Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against us for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between Lee and Lineup for the purchase and installation of software. The suit claims $7.0 million in damages for failure to pay owed amounts, attorneys' fees and interest. We filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Lineup filed a Motion for Judgment on the Pleadings for various counts and oral arguments were heard by the Court on the Motion for Judgment on the Pleadings on January 16, 2026. The Court rendered an opinion in favor of defendants denying the motion. Discovery is ongoing in this case and the outcome is uncertain at this time.
The Associated Press v. Lee Enterprises, Incorporated. In June 2026, The Associated Press ("AP") filed a lawsuit against us in New York State Court alleging that we breached the parties' agreement. AP seeks to recover alleged damages, including amounts purportedly due under the agreement, together with interest, attorneys' fees, and other relief requested in the complaint. At this stage of the proceedings, loss is not reasonably estimable.
14    SUBSEQUENT EVENTS
On July 23, 2026, the Company completed the sale of its property located in Davenport, Iowa. The transaction generated Net Cash Proceeds, as defined in the Company's Credit Agreement, of approximately $2.2 million, which were applied toward principal repayments of the Term Loan in accordance with the Credit Agreement. In addition, subsequent to quarter-end, the Company entered into purchase agreements for several additional properties through auctions in July 2026 with aggregate contract values of approximately $6.8 million. The remaining transactions are expected to close during the fourth quarter of 2026, subject to customary closing conditions, and have not been reflected in the accompanying consolidated financial statements.
On July 24, 2026, we amended our Stock Purchase Agreement with the Investors to modify the standstill provisions, permitting Investors owning more than 10% of the Company's common stock to purchase up to 600,000 shares during the standstill period, and to exceed that limit through Company-approved Rule 10b5-1 trading plans. All other terms of the Stock Purchase Agreement remain unchanged.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion includes comments and analysis relating to our results of operations and financial condition as of and for the three and nine months ended June 28, 2026. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto, included herein, and our 2025 Annual Report on Form 10-K. Share and dollar amounts are presented on an actual basis unless otherwise noted.

EXECUTIVE OVERVIEW
QUARTERLY RESULTS OF OPERATIONS
For the three months ended June 28, 2026, our total operating revenue was $126.0 million, down 10.8% from the three months ended June 29, 2025. Total Digital Revenue was $71.6 million and represented 56.8% of our total operating revenue. Total Print Revenue was $54.4 million, a 14.2% decrease to the three months ended June 29, 2025. Our digital-only subscription revenue totaled $21.8 million in the quarter, a 7.0% decline year-over-year driven by lasting impact from last year's Cyber Incident and accelerated churn following inflationary surcharges implemented in the prior fiscal year. Another key piece of our digital business, Amplified Digital® agency revenue totaled $27.1 million in the quarter.
Total operating expenses were $118.3 million, a 13.9% decrease in the three months ended June 28, 2026, compared to the three months ended June 29, 2025. The decrease reflects continued disciplined cost management and the absence of prior-year Cyber Incident response costs (see Note 12). Cash Costs of $109.4 million, a non-GAAP financial measure used to summarize certain operating expenses (see reconciliation of non-GAAP financial measures below), were down 14.5% in the three months ended June 28, 2026, reflecting continued disciplined cost management.
Net income totaled $5.2 million compared to a net loss of $1.7 million in the prior-year period. Adjusted EBITDA (a non-GAAP financial measure) totaled $18.4 million, a 23.0% increase over the prior-year period. The improvements reflect the cost actions described above and the non-recurrence of prior-year Cyber Incident costs.
Cash on the balance sheet totaled $59.4 million including the net proceeds from the February 5, 2026 Private Placement. Debt, net of cash on the balance sheet, totaled $395.3 million. As discussed above, with the execution of the Private Placement, the applicable margin on our 25-year term loan was reduced from 9.00% to 5.00% for a period of five years. Together, the Private Placement proceeds, the reduction in our applicable interest rate margin, and continued cost discipline have strengthened our liquidity and financial flexibility as we execute our digital-first growth strategy.
RECENT DEVELOPMENTS

AGREEMENT WITH HOFFMANN MEDIA GROUP ("HMG")

On May 14, 2026, we entered into a five-year management agreement with HMG, effective June 1, 2026, under which we manage certain HMG-owned newspaper publications and related digital properties. HMG is owned by David Hoffmann, our Chairman and majority shareholder.

Under the agreement, we receive a fixed management fee of $135,000 per fiscal quarter, a variable fee based on the EBITDA of certain acquired publications, and reimbursement of shared service costs at cost. HMG retains ownership of the publications and all related revenues and remains responsible for working capital and operating obligations.

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

On February 4, 2026, in connection with the closing of the Private Placement, the Board of Directors amended the termination date of the Rights Agreement to February 4, 2026, causing each Right to expire and to be extinguished and for the Rights Agreement to be terminated. See Note 3 of the unaudited condensed consolidated financial statements for additional discussion.

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

RESULTS OF OPERATIONS
Three Months Ended
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 28, 2026	June 29, 2025	Percent Change

Operating revenue:
Print advertising revenue	14,478	17,474	(17.1)%
Digital advertising and marketing revenue	44,846	49,097	(8.7)%
Advertising and marketing services revenue	59,324	66,571	(10.9)%
Print subscription revenue	32,918	38,076	(13.5)%
Digital subscription revenue	21,829	23,482	(7.0)%
Subscription revenue	54,747	61,558	(11.1)%
Print other revenue	6,967	7,837	(11.1)%
Digital other revenue	4,932	5,328	(7.4)%
Other revenue	11,899	13,165	(9.6)%
Total operating revenue	125,970	141,294	(10.8)%
Operating expenses:
Compensation	44,810	47,436	(5.5)%
Newsprint and ink	2,521	3,268	(22.9)%
Other operating expenses	62,076	77,252	(19.6)%
Insurance proceeds	(560)	—	***
Depreciation and amortization	3,527	3,783	(6.8)%
Gain on asset sales, impairments and other, net	(73)	(1,562)	(95.3)%
Restructuring costs and other	5,959	7,141	(16.6)%
Total operating expenses	118,260	137,318	(13.9)%
Equity in earnings of associated companies	922	686	34.4%
Operating income (loss)	8,632	4,662	85.2%
Non-operating income (expense):
Interest expense	(5,558)	(10,132)	(45.1)%
Pension and other post employment benefits ("OPEB") related and other, net	1,169	1,050	11.3%
Settlement gain	2,330	—	***
Total non-operating expense, net	(2,059)	(9,082)	(77.3)%
Income (loss) before income taxes	6,573	(4,420)	***
Income tax expense (benefit)	1,400	(2,744)	***
Net income (loss)	5,173	(1,676)	***

Earnings (loss) per common share:
Basic	0.21	(0.31)	***
Diluted	0.21	(0.31)	***

*** Indicates an absolute value percentage change greater than 100.

Quarterly Results of Operations
Operating Revenue
Total operating revenue was $126.0 million in the three months ended June 28, 2026, down $15.3 million, or 10.8%, compared to the three months ended June 29, 2025.
Advertising and marketing services revenue totaled $59.3 million, down 10.9% in the three months ended June 28, 2026, compared to the prior-year period. Print advertising revenues were $14.5 million, down 17.1% in the three months ended June 28, 2026 compared to the prior-year period related to continued secular declines in demand for print advertising related to the decline in print subscribers by 19.3% to 221,000 compared to the prior-year period of 274,000. Digital advertising and marketing services revenue totaled $44.8 million, down 8.7% in the three months ended June 28, 2026 compared to the prior-year period. Digital advertising and marketing services represented 75.6% of the total advertising and marketing services revenue for the three months ended June 28, 2026, compared to 73.8% in the prior-year period.
Subscription revenue totaled $54.7 million, down 11.1% in the three months ended June 28, 2026 compared to the prior-year period. Declines in volumes, consistent with historical and industry trends, were partially offset by strategic rate increases. Digital-only subscribers decreased 12.8% to 584,000 at June 28, 2026 compared to 670,000 at June 29, 2025. Digital-only subscription revenue declined 7.0% compared to the prior-year period driven by lasting impact from last year's Cyber Incident and accelerated churn following inflationary surcharges implemented in the prior fiscal year.
Other revenue, which consists of digital services from BLOX Digital of $4.9 million, commercial printing revenue of $3.6 million and third party delivery and other of $3.4 million, decreased $1.3 million, or 9.6%, in the three months ended June 28, 2026 compared to the prior-year period. Digital services revenue decreased 7.4% in the three months ended June 28, 2026 compared to the prior-year period. Commercial printing revenue decreased 14.4% in the three months ended June 28, 2026 compared to the prior-year period, primarily driven by lower print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $71.6 million, a decrease of 8.1%, in the three months ended June 28, 2026 compared to the prior-year period, and represented 56.8% of our total operating revenue in the three months ended June 28, 2026.
Operating Expenses
Total operating expenses were $118.3 million, a 13.9% decrease in the three months ended June 28, 2026, compared to the three months ended June 29, 2025. The decrease reflects continued disciplined cost management and the absence of prior-year Cyber Incident response costs. Cash Costs of $109.4 million, a non-GAAP financial measure used to summarize certain operating expenses (see reconciliation of non-GAAP financial measures below), were down 14.5% in the three months ended June 28, 2026, reflecting continued disciplined cost management.
Compensation expense decreased $2.6 million, or 5.5%, in the three months ended June 28, 2026 compared to the prior-year period. The decrease reflects continued headcount reductions as we execute our digital transformation strategy.
Newsprint and ink costs decreased $0.7 million, or 22.9%, in the three months ended June 28, 2026 compared to the prior-year period. The decrease is attributable to lower print volumes, consistent with continued secular declines in demand for print.
Other operating expenses decreased $15.2 million, or 19.6%, in the three months ended June 28, 2026 compared to the prior-year period. Other operating expenses include all operating costs not considered to be compensation, newsprint, insurance proceeds, depreciation and amortization, or restructuring costs and (gain) loss on asset sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses.

Insurance proceeds were a net gain of $0.6 million in the three months ended June 28, 2026 which represent business interruption insurance recoveries recognized in the current quarter related to the prior-year Cyber Incident. See further information in Note 12.
Restructuring costs and other decreased $1.2 million, or 16.6% in the three months ended June 28, 2026, compared to the prior-year period due primarily to higher expenses related to the Cyber incident included in the prior year.
Depreciation and amortization expense decreased $0.3 million, or 6.8%, in the three months ended June 28, 2026. This decrease is attributable to assets being fully depreciated or amortized.
Gain on asset sales, impairments and other, net, was $0.1 million in the three months ended June 28, 2026 compared to $1.6 million in the prior-year period, a decrease of $1.5 million driven by fewer property sales in the current year quarter.
Operating income was $8.6 million, an increase of $4.0 million from $4.7 million in the prior-year period, primarily reflecting lower compensation and other operating expenses.
Non-operating Income and Expense
Non-operating expense decreased by $7.0 million, or 77.3% in the three months ended June 28, 2026 compared to the prior-year period. The decrease is primarily driven by a settlement gain in our Postretirement benefit plans as we irrevocably transferred certain postretirement life insurance obligations to a third-party insurer described in Note 9 and a decrease in interest expense related to the rate reduction on our debt described in Note 8.
Income Tax Expense/Benefit
We recorded an income tax expense of $1.4 million in the three months ended June 28, 2026 compared to an income tax benefit of $2.7 million in the prior-year period. The increase in income tax expense for the current period is mainly due to a higher valuation allowance related to additional interest expense carryforwards that are not expected to be fully realized.
Net income (loss) and Net income (loss) Per Share
Net income was $5.2 million and diluted income per share was $0.21 for the three months ended June 28, 2026 compared to net loss of $1.7 million and diluted losses per share of $0.31 for the prior-year period. The improvement reflects the cost reduction actions, the interest rate reduction, the non-recurrence of prior-year Cyber Incident costs discussed above and a settlement gain in our Postretirement benefit plans.

Nine Months Ended
Operating results are summarized below.

(Thousands of Dollars, Except Per Common Share Data)	June 28, 2026	June 29, 2025	Percent Change

Operating revenue:
Print advertising revenue	45,943	53,867	(14.7)%
Digital advertising and marketing revenue	128,334	139,766	(8.2)%
Advertising and marketing services revenue	174,277	193,633	(10.0)%
Print subscription revenue	100,816	122,587	(17.8)%
Digital subscription revenue	66,814	68,836	(2.9)%
Subscription revenue	167,630	191,423	(12.4)%
Print other revenue	21,545	22,938	(6.1)%
Digital other revenue	14,544	15,241	(4.6)%
Other revenue	36,089	38,179	(5.5)%
Total operating revenue	377,996	423,235	(10.7)%
Operating expenses:
Compensation	140,989	164,349	(14.2)%
Newsprint and ink	8,005	9,996	(19.9)%
Other operating expenses	193,640	223,387	(13.3)%
Insurance proceeds	(6,401)	—	***
Depreciation and amortization	10,621	15,218	(30.2)%
Gain on asset sales, impairments and other, net	(976)	(2,365)	(58.7)%
Restructuring costs and other	12,746	18,806	(32.2)%
Total operating expenses	358,624	429,391	(16.5)%
Equity in earnings of associated companies	3,010	2,963	1.6%
Operating income (loss)	22,382	(3,193)	***
Non-operating income (expense):
Interest expense	(23,435)	(30,365)	(22.8)%
Pension and other post employment benefits ("OPEB") related and other, net	2,840	2,362	20.2%
Settlement gain	2,330	—	***
Total non-operating expense, net	(18,265)	(28,003)	(34.8)%
Income (loss) before income taxes	4,117	(31,196)	***
Income tax expense (benefit)	5,779	(1,281)	***
Net loss	(1,662)	(29,915)	(94.4)%

Loss per common share:
Basic	(0.22)	(5.16)	(95.7)%
Diluted	(0.22)	(5.16)	(95.7)%
*** Indicates an absolute value percentage change greater than 100.
Operating Revenue
Total operating revenue was $378.0 million, down $45.2 million, or 10.7% in the nine months ended June 28, 2026 compared to the nine months ended June 29, 2025.

Advertising and marketing services revenue totaled $174.3 million, down 10.0% in the nine months ended June 28, 2026 compared to the prior-year period. Print advertising revenues were $45.9 million, down 14.7% in the nine months ended June 28, 2026 compared to the prior-year period driven by continued secular declines and elimination of unprofitable print products. Digital advertising and marketing services totaled $128.3 million, down 8.2% in the nine months ended June 28, 2026 compared to the prior-year period. Digital advertising and marketing services represented 73.6% of the nine months ended June 28, 2026 total advertising and marketing services revenue, compared to 72.2% in the prior-year period.
Subscription revenue totaled $167.6 million, down 12.4% in the nine months ended June 28, 2026 compared to the prior-year period. Declines in volumes, consistent with historical and industry trends, were partially offset by strategic rate increases. Digital-only subscribers decreased 12.8% to 584,000 as of June 28, 2026. Digital-only subscription revenue declined 2.9% compared to the prior-year period.
Other revenue, which consists of digital services from BLOX Digital of $14.5 million, commercial printing revenue of $11.1 million and third party delivery and other of $10.4 million, decreased $2.1 million, or 5.5%, in the nine months ended June 28, 2026 compared to the prior-year period. Digital services revenue decreased by 4.6% in the nine months ended June 28, 2026 compared to the prior-year period. Commercial printing revenue decreased 7.7% in the nine months ended June 28, 2026 compared to the prior-year period, primarily driven by lower print volumes from our partners.
Total digital revenue including digital advertising revenue, digital subscription revenue and digital services revenue totaled $209.7 million, a decrease of 6.3% in the nine months ended June 28, 2026 over the prior-year period, and represented 55.5% of our total operating revenue in the nine months ended June 28, 2026.
Operating Expenses
Total operating expenses were $358.6 million, a 16.5% decrease in the nine months ended June 28, 2026, compared to the nine months ended June 29, 2025. The decrease reflects continued disciplined cost management, the absence of prior-year Cyber Incident response costs, and $6.4 million of business interruption insurance recoveries recognized in the current period (see Note 12). Cash Costs of $342.6 million, a non-GAAP financial measure used to summarize certain operating expenses (see reconciliation of non-GAAP financial measures below), were down 13.9% in the nine months ended June 28, 2026, reflecting continued disciplined cost management.
Compensation expense decreased $23.4 million, or 14.2% in the nine months ended June 28, 2026 compared to the prior-year period from reductions in full time employees due to continued business transformation efforts.
Newsprint and ink costs decreased $2.0 million, or 19.9% in the nine months ended June 28, 2026, compared to the prior-year period. The decrease is attributable to declines in newsprint volumes.
Other operating expenses decreased $29.7 million, or 13.3%, in the nine months ended June 28, 2026 compared to the prior-year period. Other operating expenses include all operating costs not considered to be compensation, newsprint, insurance proceeds, depreciation and amortization, or restructuring costs and (gain) loss on asset sales, impairments, and other, net. The largest components are costs associated with printing and distribution of our printed products, digital cost of goods sold and facility expenses.
Insurance proceeds were a net gain of $6.4 million in the nine months ended June 28, 2026 which represent business interruption insurance recoveries related to the prior-year Cyber Incident (see Note 12).
Restructuring costs and other decreased $6.1 million, or 32.2% in the nine months ended June 28, 2026, compared to the nine months ended June 29, 2025. The prior year period included $3.1 million of expenses related to the Cyber Incident and costs associated with the shutdown of one of our production facilities.
Depreciation and amortization expense decreased $4.6 million, or 30.2%, in the nine months ended June 28, 2026 compared to the prior-year period. The decrease in both is attributable to assets being fully depreciated or amortized.
Gain on asset sales, impairments and other, net, was $1.0 million in the nine months ended June 28, 2026 compared to a net gain of $2.4 million in the prior-year period. Current year gains on sales were primarily related to the sale of properties.

The factors noted above resulted in an operating income of $22.4 million in the nine months ended June 28, 2026 compared to an operating loss of $3.2 million in the prior-year period primarily due to lower compensation and other operating expenses together with $6.4 million of business-interruption recoveries recognized in the period.
Non-operating Income and Expense
Non-operating expense decreased by $9.7 million, or 34.8% compared to the nine months ended June 29, 2025. The decrease is primarily driven by a settlement gain in our Postretirement benefit plans as we irrevocably transferred certain postretirement life insurance obligations to a third-party insurer described in Note 9 and a decrease in interest expense related to the rate reduction on our debt described in Note 8.
Income Tax Expense
We recorded an income tax expense of $5.8 million in the nine months ended June 28, 2026 compared to $1.3 million benefit in the nine months ended June 29, 2025. The increase in income tax expense for the current period is mainly due to a higher valuation allowance related to additional interest expense carryforwards that are not expected to be fully realized.
Net loss and Net loss Per Share
Net loss was $1.7 million and diluted loss per share was $0.22 for the nine months ended June 28, 2026 compared to net loss of $29.9 million and diluted losses per share of $5.16 for the prior-year period. The improvement reflects the cost reduction actions, the interest rate reduction, the non-recurrence of prior-year Cyber Incident costs discussed above and a settlement gain in our Postretirement benefit plans.

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
We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:
Adjusted EBITDA is a non-GAAP financial performance measure that enhances financial statement users' overall understanding of our operating performance. The measure isolates unusual, infrequent, or non-cash transactions from the operating performance of the business. This allows users to easily compare operating performance among various fiscal periods and how management measures the performance of the business. This measure also provides users with a benchmark that can be used when forecasting our future operating performance that excludes unusual, nonrecurring or one-time transactions. Adjusted EBITDA is also a component of the calculation used by stockholders and analysts to determine the value of our business when using the market approach, which applies a market multiple to financial metrics. It is also a measure used to calculate our leverage ratio, which is a key financial ratio monitored and used by us and our investors. Adjusted EBITDA is defined as net income (loss), plus non-operating expenses, net, income tax expense (benefit), depreciation and amortization, (gain) loss on asset sales, impairments and other, restructuring costs and other, stock compensation and our 50% share of EBITDA from TNI and MNI, minus equity in earnings of TNI and MNI.

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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
(UNAUDITED)
The table below reconciles the non-GAAP financial performance measure of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Net income (loss)	5,173	(1,676)	(1,662)	(29,915)
Adjusted to exclude
Income tax expense (benefit)	1,400	(2,744)	5,779	(1,281)
Non-operating expenses, net	2,059	9,082	18,265	28,003
Equity in earnings of TNI and MNI	(922)	(686)	(3,010)	(2,963)
Depreciation and amortization	3,527	3,783	10,621	15,218
Restructuring costs and other	5,959	7,141	12,746	18,806
Gain on asset sales, impairments and other, net	(73)	(1,562)	(976)	(2,365)
Stock compensation	181	540	722	1,328
Add:
Ownership share of TNI and MNI EBITDA (50%)	1,071	1,066	3,296	3,488
Adjusted EBITDA	18,375	14,944	45,781	30,319
The table below reconciles the non-GAAP financial performance measure of Cash Costs to Operating expenses, the most directly comparable GAAP measure:

	Three months ended		Nine months ended
(Thousands of Dollars)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Operating expenses	118,260	137,318	358,624	429,391
Adjustments
Depreciation and amortization	3,527	3,783	10,621	15,218
Gain on asset sales, impairments and other, net	(73)	(1,562)	(976)	(2,365)
Restructuring costs and other	5,959	7,141	12,746	18,806
Insurance proceeds	(560)	—	(6,401)	—
Cash Costs	109,407	127,956	342,634	397,732
LIQUIDITY AND CAPITAL RESOURCES
A summary of our cash flows is included in the narrative below.

Operating Activities
Cash provided by operating activities totaled $6.1 million in the nine months ended June 28, 2026 compared to $0.8 million in the nine months ended June 29, 2025. The improvement was primarily driven by an increase in operating results of $8.2 million (defined as net loss adjusted for non-working capital items) offset primarily by a decrease in working capital of $2.8 million. The decrease in working capital is primarily related to higher payments related to the Private Placement expenses offset by improved accounts receivable driven by lower revenue in the period.
Investing Activities
Cash used in investing activities totaled $1.3 million in the nine months ended June 28, 2026 compared to cash provided by investing activities of $5.1 million in the nine months ended June 29, 2025. The nine months ended June 29, 2025 included $8.7 million in proceeds from the sale of assets as we divested non-core real estate compared to only $1.1 million in asset sale proceeds in the current period.
Financing Activities
Cash provided by financing activities was $44.6 million for the nine months ended June 28, 2026 from net Private Placement proceeds described in Note 3.
Additional Information on Liquidity
PRIVATE PLACEMENT FINANCING AND RELATED AGREEMENTS
As discussed in Note 3, we issued an aggregate of 16,000,000 shares of our Common Stock in a Private Placement at a price of $3.25 per share, consisting of 15,384,615 shares issued to certain investors and 615,385 shares issued to service providers as reimbursement for certain expenses incurred by such investors. The aggregate gross proceeds from the Private Placement were $50.0 million, before deducting offering expenses. Additionally, concurrently with the execution of the Private Placement, we entered into the Second Amendment to Credit Agreement. The amendments include, among other items, a reduction of the applicable margin on our 25-year term loan from 9.00% to 5.00% for a period of five years following the closing and amending the definition of “Excess Cash Flow” such that any cash on hand balance held by us above $64.0 million will be deemed Excess Cash Flow for a five year period following the closing.

As of June 28, 2026, our liquidity, consisting of cash on hand, was $59.4 million. For the nine months ended June 28, 2026, net cash provided by operating activities was $6.1 million, up from $0.8 million in the nine months ended June 29, 2025. This increase is primarily attributable to the improved operating results compared to the prior-year period.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Stoudemire et al. v. Lee Enterprises, Incorporated (Video Privacy Claim). On December 19, 2022, named Plaintiffs filed a Complaint in the U.S. District Court for the Southern District of Iowa alleging our news websites violate the Video Privacy Protection Act by disclosing to third parties certain data about users’ video-watching habits. In particular, the Complaint alleged the websites use Facebook Pixel, a technology that allegedly links a user’s Facebook profile to videos the user watches on our website. The claimants are asserting class action claims and allege statutory damages of $2,500 per class member, punitive damages, and attorneys’ fees. In July 2023, the Court denied our Motion to Dismiss. This claim was submitted for coverage under our media insurance policy. The parties successfully mediated the case on November 5, 2024, and the court granted final approval of the class action settlement on August 14, 2025. The entire $9.5 million settlement amount was paid by our insurance carriers in October 2025. Payments to class members went out in October 2025. This case is now closed.

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
Lineup Systems Corporation v. Lee Enterprises, Incorporated. In July 2025, Lineup filed suit against us for breach of contract, breach of the covenant of good faith and fair dealing, and quantum meruit arising from the contract between Lee and Lineup for the purchase and installation of software. The suit claims $7.0 million in damages for failure to pay owed amounts, attorneys' fees and interest. We filed a counter claim alleging breach of contract and fraudulent inducement. Trial has been set for October 18, 2027. Lineup filed a Motion for Judgment on the Pleadings for various counts and oral arguments were heard by the Court on the Motion for Judgment on the Pleadings on January 16, 2026. The Court rendered an opinion in favor of defendants denying the motion. Discovery is ongoing in this case and the outcome is uncertain at this time.
The Associated Press v. Lee Enterprises, Incorporated. In June 2026, The Associated Press ("AP") filed a lawsuit against us in New York State Court alleging that we breached the parties' agreement. AP seeks to recover alleged damages, including amounts purportedly due under the agreement, together with interest, attorneys' fees, and other relief requested in the complaint. At this stage of the proceedings, loss is not reasonably estimable.
Item 1a. Risk Factors
Our status as a “controlled company” will concentrate control with our majority owner and may limit your ability to influence corporate matters and result in corporate governance that differs from that of other public companies.

As of June 28, 2026, David H. Hoffmann, our Chairman of the Board, ("Mr. Hoffmann") beneficially owns 54.5% of the aggregate voting power of our outstanding capital stock.
As a result, we are a “controlled company” under the corporate-governance standards of The Nasdaq Stock Market LLC (“Nasdaq”) for so long as more than 50% of the voting power of our outstanding capital stock is held by Mr. Hoffmann. We will effectively be a closely held corporation with a single stockholder (together with his affiliates) exercising substantial control over our affairs. Under Nasdaq rules applicable to controlled companies, we are permitted to rely on certain exemptions from Nasdaq’s corporate-governance requirements, including exemptions from the requirements that a majority of our Board be independent and that our compensation and nominating and corporate-governance committees be composed entirely of independent directors. Although we do not currently rely on these exemptions, we could elect to do so in the future. If we rely on one or more of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate-governance requirements.
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
Item 5. Other Information
Insider Trading Arrangements
On June 11, 2026, Mr. Hoffmann, the Company's Chairman of the Board, terminated the previously reported 10b5-1 Plan adopted on March 13, 2026.
Other than as described above, during the three months ended June 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Cybersecurity Incident
On February 3, 2025, we experienced a cybersecurity incident that disrupted certain information technology systems and resulted in unauthorized access to certain files (the "Cyber Incident"). We promptly activated our incident response plan, engaged third-party cybersecurity experts to investigate and assist with remediation, notified law enforcement, and offered identity-protection services to affected customers and subscribers.

The Cyber Incident adversely affected our fiscal 2025 operations. We continue to respond to the incident through remediation activities, implementation of additional cybersecurity controls and system enhancements, and ongoing legal and forensic review. We also continue to pursue recovery under our cyber insurance policies.

For information regarding the financial statement impact of the Cyber Incident, including related costs, insurance recoveries, and the presentation of those amounts in the Consolidated Financial Statements, see Note 12.
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
10.3*+
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

10.5*+
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

LEE ENTERPRISES, INCORPORATED

/s/ Joshua P. Rinehults	August 7, 2026
Joshua P. Rinehults
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)